Form 10QSB
period 2002-09-30
ELECTRIC NETWORK COM INC
filed 2002-11-15
CIK 1078858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934  For the transition period from                to
                                              ----------------  ---------------

Commission File Number: 000-49891

                         The Electric Network.com, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)
Nevada                                                               33-0860242
------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

#208-800 North Rainbow Boulevard, Las Vegas, Nevada                      89107
------------------------------------------------------------------------ ------
(Address of principal executive offices)                             (Zip Code)

                                 (702) 948-5072
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 11, 2002 there were 10,600,000 shares of the issuer's no par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements





The Electric Network.com, Inc.
(A Development Stage Company)
Balance Sheets



                                                                         September 30,      December 31,
                                                                             2002               2001
                                                                              $                  $
                                                                          (unaudited)         (audited)

Assets

Current Assets

Cash                                                                           19,089             6,391
Prepaid expense                                                                   175                 -
--------------------------------------------------------------------------------------------------------

Total Assets                                                                   19,264             6,391
--------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable                                                                    -                 3
Accrued liabilities                                                               800             1,800
Advances payable to a related party (Note 3)                                    5,000             5,100
--------------------------------------------------------------------------------------------------------

Total Liabilities                                                               5,800             6,903
--------------------------------------------------------------------------------------------------------


Stockholders' Equity

Common Stock, 100,000,000 common shares authorized with a par value of
$0.001; 10,600,000 and 10,000,000 issued and outstanding respectively          10,600            10,000

Paid-in Capital                                                                59,400                 -

Donated Capital (Note 3)                                                       13,200            10,500
--------------------------------------------------------------------------------------------------------

                                                                               83,200            20,500

Deficit Accumulated During the Development Stage                              (69,736)          (21,012)
--------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                     13,464              (512)
--------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                     19,264             6,391
--------------------------------------------------------------------------------------------------------



Contingency (Note 1)




 (The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)



                                           Accumulated
                                               From
                                         February 3, 1999          Three Months                Nine Months
                                       (Date of Inception)            Ended                       Ended
                                         to September 30,         September 30,               September 30,
                                               2002             2002         2001          2002          2001
                                                $                $            $             $              $

Revenue                                            -                    -            -             -              -
--------------------------------------------------------------------------------------------------------------------

Expenses

Accounting and audit                           5,075                  975            -         3,275              -
Consulting fees                               14,200                6,280            -        14,200              -
Donated overhead (Note 3)                      4,400                  300          300           900            900
Donated services (Note 3)                      8,800                  600          600         1,800          1,800
Legal and organizational                      33,044                    -          481        25,000            481
Office                                         2,822                  758            -         2,154             70
Transfer agent and regulatory                  1,395                    -            -         1,395            200
--------------------------------------------------------------------------------------------------------------------

                                              69,736                8,913        1,381        48,724          3,451
--------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                      (69,736)              (8,913)      (1,381)      (48,724)        (3,451)
--------------------------------------------------------------------------------------------------------------------


Basic Loss Per Share                                                    -            -         (0.01)             -
--------------------------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding                            10,600,000   10,000,000    10,333,000     10,000,000
--------------------------------------------------------------------------------------------------------------------


(Diluted loss per share has not been presented as the result is anti-dilutive)









 (The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)




                                                                Nine Months
                                                                  Ended
                                                              September 30,
                                                          2002             2001
                                                           $                $

Cash Flows to Operating Activities

Net Loss for the Period                                 (48,724)         (3,451)

Adjustments to reconcile net loss to cash
Donated overhead                                            900             900
Donated services                                          1,800           1,800

Less non-cash working capital items
Increase in prepaid expense                                (175)              -
Decrease in accounts payable                                 (3)            (59)
Increase (decrease) in accrued liabilities               (1,000)              -
-------------------------------------------------------------------------------
Net Cash Used by Operating Activities                   (47,202)           (810)
-------------------------------------------------------------------------------

Cash Flows From Financing Activities

Proceeds from issuance of shares                         60,000               -
Proceeds from (repayment to) related party                 (100)              -
-------------------------------------------------------------------------------
Net Cash From Financing Activities                       59,900               -
-------------------------------------------------------------------------------

Increase (Decrease) in Cash                              12,698           (810)

Cash - Beginning of Period                                6,391           7,569
-------------------------------------------------------------------------------

Cash - End of Period                                     19,089           6,759
-------------------------------------------------------------------------------

Non-Cash Financing Activities                                 -               -
-------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid                                                 -               -
Income tax paid                                               -               -





 (The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements


1.   Development Stage Company

     The Electric Network.com, Inc. herein (the "Company") was incorporated in the State of Nevada, on February 3, 1999. Since inception the company has developed an internet-based business model and is currently in the process of developing a strategy to build its website and auction software. Once this strategy has been finalized development of the website and software will begin. The intention is to develop a website that allows thousands of users to browse, bid on and buy items listed on the website. The website is also intended to offer users two auction formats, live and expiration. The live auction model requires users to be logged in at a specified time to participate in the auction whereas the expiration auction is similar to eBay Inc., where the seller sets a date when the auction will end. There are various revenue streams that are involved with an online auction such as:

     o   Listing fees
     o   Add-on fees
     o   Buyer's premium
     o   Advertising
     o   Software license agreements

     The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company has raised $75,000 as start-up capital. On February 3, 1999, a total of $10,000 was raised by issuing 10,000,000 shares at $0.001 per share pursuant to a Regulation D, Rule 504 Offering. A total of $5,000 was raised pursuant to a loan from the President of the Company. In April, 2002 the Company issued 600,000 shares at $0.10 per share for cash proceeds of $60,000 pursuant to a private placement memorandum. The Company's officers have committed to fund ongoing operations if the Company is unable to raise adequate financing. The Company filed a 10SB Registration Statement with the United States Securities and Exchange Commission.


2.   Summary of Significant Accounting Policies

     (a) Year End

         The Company's fiscal year end is December 31.

     (b) Cash and Cash Equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (c) Revenue Recognition

         The Company will receive and recognize revenue as users post items for sale and also when items are purchased on the website. Users will be obligated to pay a listing fee for their items to be placed in the auction directory. This fee is determined by the price of the item, a larger priced item will reflect a larger listing fee. When an item is sold through the auction website the buyer must pay a premium in the form of a percentage of the final sale price and once again a higher percentage will be charged for higher priced items. The listing fee and commission revenue will be recognized in the period the fee or commission is earned. This policy is prospective in nature as the Company has not yet generated any revenues.

     (d) Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (e) Interim Financial Statements

         These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.   Related Party Transactions/Balances

     The business plan the Company currently intends to exploit was developed by the President of the Company on behalf of the Company. There was no charge to the Company for these services valued at $200 per month. Rent and office costs valued at $100 per month were paid for by this related party at no cost to the Company. These services and costs are treated as donated capital and charged to operations.

     A loan of $5,000 is due back to the President of the Company on an unsecured, non-interest bearing, demand basis.


4.   Commitments

     Effective April 1, 2002 the Company entered into a month to month financial services contract with an arms length company. This company will provide financial services at a rate of $2,000 per month plus reimbursement of out-of-pocket expenses.

     Effective May 1, 2002 the Company entered into a premises lease in Nevada at a rate of $99 per month.

Item 2. Management's Discussion and Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.


The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We were incorporated in Nevada on February 3, 1999. We are a development stage business that has not yet commenced operations. We hope to be in the business of serving as an Internet marketplace where consumers and entrepreneurs can meet to buy, sell or exchange goods and services, or almost anything with a perceived value that can be sold over the internet. While we eventually hope to develop an Internet auction marketplace that is global in scope, we plan to launch our business operations on a much smaller level. Specifically, we are developing our proposed website and software to be used in the Seattle, Washington area such that only Seattle-area residents will be able to participate in the online auctions we plan to host during our first few months of operation.

For the nine month period ending September 30, 2002.

Liquidity and Capital Resources. Our only assets at September 30, 2002, were cash of $19,089, and prepaid expenses of $175, for a total of $19,264. In April 2002, we conducted a private placement offering of 600,000 shares of our common stock for which we received proceeds of $60,000. Also, in April 2002, we entered into a commitment with an arm's length company for financial services that will require a future cash outlay of $2,000 per month. Our president also made us an advance payable of $5,000, which bears no interest and is payable on demand. In May 2002, we entered into a lease for our office space at the rate of $99 month. Our total liabilities were approximately $5,800 as of September 30, 2002, were represented by accrued liabilities of $800 and advances payable to a related party of $5,000.

Operating Expenses. For the period ended September 30, 2002, our operating expenses were $48,724. This was represented by accounting and audit expenses of $3,257, along with $14,200 in consulting fees, $900 was represented by donated overhead, and $1,800 was represented by donated services. We also had $25,000 in legal and organizational expenses, $2,154 in office expenses and $1,395 in transfer agent and regulatory fees. In comparison, for the nine month period ended September 30, 2001, our operating expense were $3,451, represented mostly by donated services of $1,800. The large increase in operating expenses is due to the change in emphasis on our business direction. Before seeking to develop our current proposed business of online auction services, our initial intent was to seek to provide secure Internet, Intranet and Extranet solutions for the global distribution needs of potential clients. From our inception on February 3, 1999, to September 30, 2002, our cumulative operating expenses have been $69,736.

Results of Operations. For the nine months ended September 30, 2002, we realized no revenue from operations. Our cumulative net loss from our inception on February 3, 1999 to September 30, 2002 was $69,736. Our net loss for the nine months ended September 30, 2002 was $48,724. We anticipate that we will begin realizing revenues by Q4 2003 as we anticipate that our operations will commence by Q3 2003. Our prediction regarding when we will begin realizing revenue is subject to many contingencies, including, but not limited to: unforeseen delays in the design of our first line of services; downturn in economic trends; increased cost of operating; and loss of key management.

For the fiscal year ending December 31, 2001.

Liquidity and Capital Resources. Our only assets at December 31, 2001 were represented by cash of $6,391 compared to $7,569 at December 31, 2000, which was also represented by cash of that amount. Our total liabilities were approximately $6,903 as of December 31, 2001, which was represented by accounts payable of $3, accrued liabilities of $1,800 and advances payable of $5,100.

Operating Expenses. For the year ended December 31, 2001, our operating expenses were $5,194. These expenses were represented by $600 for accounting and audit expenses, $1,200 for donated overhead, $2,400 for donated services, $921 for legal and organizational expenses, and $73 for office expenses. This is compared to $7,804, which was represented by $600 for accounting and audit expenses, $1,200 for donated overhead, $2,400 for donated services, $3,437 for legal and organizational expenses and $167 for office expenses. During the year ended December 31, 2001, our expenses decreased to $5,194 due to having to expend less on legal and organizational expenses. From our inception on February 3, 1999, to September 30, 2002, our operating expenses have been $60,823.

Results of Operations. For the year ended December 31, 2001, we realized no revenue from operations. Our net loss for the year ended December 31, 2001 was $5,194. We anticipate that we will begin realizing revenues after we commence operations using our proposed website. Our prediction regarding when we will begin realizing revenue is subject to many contingencies, including, but not limited to: unforeseen delays in the design of our first line of services; downturn in economic trends; increased cost of operating; and loss of key management.

Our Plan of Operation for the Next Twelve Months. As of September 30, 2002 we had $19,098 in cash resources and $175 in prepaid expenses. We believe that our current cash resources are not sufficient to pay our operating expenses through the next twelve months. There is no guarantee that we will be able to raise the funds we need to pay those operating expenses through that period. However, we anticipate that our officers and directors will fund our operations should the need arise. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Such factors will include those factors discussed below. In addition, we may experience delays in deploying our website. If we are not able to bring our website online as quickly as expected, our ability to earn revenue will be harmed, because our only source of revenue will be for listings on our website. If we are unable to earn revenues, our current resources will be strained to cover any revenue shortfall.

Our plan of operation is materially dependent on our ability to complete the development of our website and raise additional capital to market our services by means of our proposed website. We believe that we will need approximately $15,000.00 to market our services. Within the next twelve months, we must complete the design and development of our website. We believe we need approximately $30,000.00 to complete the design and development of our website. We have hired a third party to complete the development of our website. In April 2002, we entered into a contract with an arm's length company for financial services to be provided to us at a cost of $2,000 per month. We hope to be able to commence operations and generate revenues by December 2003. Finally, we may need to raise additional working capital either through the sale of our capital stock or through loans. There is no guarantee that we will be able to raise additional capital through the sale of our common stock. Moreover, there is no guarantee that we will be able to arrange for loans on favorable terms, or at all.

We expect to use our current cash resources to pay the following expenses: website development, legal and accounting and initial marketing expenses. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guaranty that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we may be required to limit our proposed website development activities or to obtain funds through entering into arrangements with collaborative partners. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively and beneficially own 990,000 shares of our common stock, which equals approximately 9.34% of our total issued and outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. If our officers and directors loan us operating capital, we will either execute promissory notes to repay the funds or issue stock to those officers and directors. We have not formulated specific repayment terms. We will negotiate the specific repayment terms and whether repayment will be in the form of stock when, and if, funds are advanced by any of our officers and directors.

Once our software has been completely developed, we anticipate that we will then focus much of our efforts on the marketing of our services to individuals and businesses. We believe that our management and contractors that we anticipate hiring will contact several leads and meet with these clients to help build our service.


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Las Vegas, Nevada, on November 11, 2002.


The Electric Network.com, Inc.


By:      /s/ Stephen Hanson
         --------------------------------------------
         Stephen Hanson
Its:     Chief Executive Officer and Chief
         Financial Officer

CERTIFICATIONS
--------------

I, Stephen Hanson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Electric Network.com, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002



/s/ Stephen Hanson
----------------------
Stephen Hanson
Chief Executive Officer
and Chief Financial Officer