Form 10KSB
period 2002-12-31
ELECTRIC NETWORK COM INC
filed 2003-03-27
CIK 1078858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the fiscal year ended December 31, 2002
                                           -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        -----------  -----------

Commission File Number: 000-49891

                         The Electric Network.com, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                                33-0860242
------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

#208-800 North Rainbow Boulevard, Las Vegas, Nevada                        89107
----------------------------------------------------------------- --------------
(Address of principal executive offices)                              (Zip Code)
                                 (702) 948-5072
              (Registrant's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Act:


 Title of each class registered:      Name of each exchange on which registered:
 -------------------------------      ------------------------------------------
               None                                    None
               ----                                    ----

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 27, 2003, approximately $0.

As of March 27, 2003, there were 10,600,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         [ ] Yes             [X] No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were incorporated in Nevada on February 3, 1999.

Our Business. We are a development stage business that has not yet commenced operations. Our business plan was formed in Vancouver and continues to be based in Vancouver. The website operations will be hosted from a Vancouver location using Vancouver service providers. Our main asset is our business plan, which was developed in Vancouver. Revenue, when generated, will be received in Vancouver. For these reasons, we use a local audit firm, Manning Elliott, as our auditors.

We hope to be in the business of serving as an Internet marketplace where consumers and entrepreneurs can meet to buy, sell or exchange goods and services, or almost anything with a perceived value that can be sold over the internet. While we eventually hope to develop an Internet auction marketplace that is global in scope, we plan to launch our business operations on a much smaller level. Specifically, we are developing our proposed website and software to be used in the Seattle, Washington area such that only Seattle-area residents will be able to participate in the online auctions we plan to host during our first few months of operation. We plan to test our website to users in the Seattle area. This will be done by clearly stating that only users in Seattle and the surrounding areas will be allowed to register on our website. Along with this disclaimer, we will also have the program designed such that it will not allow anyone to register that submits a zip code outside of the Seattle area. We believe that these precautionary measures will deter users from outside the greater Seattle area from participating in our auctions. However, we also plan to require successful bidders to provide evidence of residing in the greater Seattle area. If not, we will then deny them from paying for or claiming their item and that item will be put back up for auction at no additional expense to the seller. While we propose to operate our business from Vancouver, where our management is located, we anticipate targeting our initial services to the Seattle area. We do not anticipate conducting any activities in Seattle, other than offering our services by means of the internet. We also do not anticipate utilizing any facilities in Seattle, and plan to collect and process any revenues generated in Vancouver, British Columbia.

Our proposed website will be developed, operated and maintained in Vancouver, British Columbia. We intend to operate a "search and find" based website designed to link parties offering items or services for sale or seeking items or services for purchase. We intend to distinguish our website from online auction sites such as eBay or uBid.com by not relying solely on the exchange of goods. Instead, we intend to facilitate the online sale in an auction-style format of anything with a perceived value, whether it is goods, services or intangible items. Examples of intangible items include things such as domain names, copyrights or timeshare swaps. Initially, we hope to cater to the broad market consisting of individuals or businesses in the Seattle area with a computer and Internet access and a need to buy or sell products or services. We have not yet offered any services or products, and our online auction software technology is not yet operational. Moreover, we anticipate that our website will not be operational until the third quarter of 2003, and we may not be able to offer any online auction listing services or generate revenue before that time. We anticipate that our site will enable users to browse through listed items or services for sale or exchange in a fully automated, topically arranged online service that will be easy to use and available 24 hours a day, seven days a week.

We eventually hope to offer two types of auction-style formats by means of our software and website, live and expiration. The live-auction format is where bids are accepted in real time during a specific time period set aside for this event. For example, items would be placed in numbered lots, and using our server time as the local time, the auction would be conducted much like live auctions in traditional auction houses. The auction closes when bidders stop bidding, and the item will be sold to the last bidder. However, we anticipate that our live auction format will comprise only a small portion of our business, due to the difficulty of coordinating a single time slot among potential bidders for the live auction event. We believe that this style of auction format held on the Internet would have to be facilitated by the use of live, streaming online technology. Instead, we anticipate that the expiration type of auction format will comprise the bulk of our business, especially at the outset. The expiration-style format is currently in use on sites such as eBay and uBid.com. This format is where the item or service is posted, and bids are accepted until a pre-set expiration time and date. In that way, bidders must either visit the site frequently to check whether they have been outbid or risk waiting until near the end of the bidding period to make what they hope will be a winning bid.

As of yet, we have not yet begun operations or generated any revenues, and given our limited resources, we will face significant difficulties in developing our business and may never be able to operate profitably. In addition, our auditors have issued a going concern opinion. We have no operating history on which projections of our future operating performance may be based. Therefore, our future prospects for success could be very minimal.

Once the testing of our online auction services in the Seattle area market has been successful, we then hope to capitalize on what we believe to be the increasingly global nature of the Internet marketplace by offering international exposure to local markets. We are in the process of developing proprietary technology that we anticipate will help expedite the exchange of goods and services and concurrently creating a new niche market. We anticipate developing an online auction software technology that will allow sellers to post items for buyers to browse and bid on. Along with the exchange of goods on our proposed website, we also intend to create a forum for the exchange of services of interest to both consumers and businesses. By developing our business locally and seeking international exposure to additional Internet users, we hope our service will become popular because of the value created in our software.

The proprietary technology that we are developing is the software that we anticipate using on our website. Once our software has been completed to our specifications, we anticipate preparing for a soft launch of our website. We anticipate that our soft launch will consist of sending e-mails to friends and family and asking them to register at our website to participate in a live test of our software. We anticipate that we will be in the soft launch phase for three to six months. The main objective during our soft launch period is to find any discrepancies with the software and correct these before introducing our website to the public. Once we have made any necessary revisions to our software based on the feedback from our friends and family, we will then prepare for a full launch.

Since we intend to operate on the local level and slowly grow into other areas, our full launch will mainly consist of local advertising using cost effective media such as local cable channels, newspapers and banner ads on various Seattle-based websites. While we intend to spend some money on these forms of advertising, we intend to focus most of our attention on word of mouth advertising. We believe that this will be a much longer process than our soft launch and we may continue to be in this phase anywhere from eight to twelve months. During this time, we hope to attract several thousands of users to our website. If the launch of our service in Seattle is successful, we will then attempt to expand our operations throughout Washington State and into Oregon. We anticipate that expanding throughout Washington will take a minimum of six months and to reach Oregon may take an additional six months. Although we have intentions to meet all of these objectives, we may have difficulties doing so should our software remain in a testing phase for too long or if the programmers that we hire can not make timely updates to our software.

We anticipate that our revenue model will function similarly to, though not exactly the same as currently successful online auction sites such as eBay.com and uBid.com, nor do we compare ourselves to those companies. The similarities in revenue models that we anticipate having in common with sites such as eBay, uBid.com, and other online auction sites are that we anticipate that we will also charge listing fees, add-on fees, and collect revenue through offering advertising. We believe that given the current Internet climate, these types of fees and charges are the most efficient method by which to operate such a site in a profitable manner, and that it would be difficult for us to operate an online auction site without the use of these ways to generate revenues. We believe that as consumers increase their use of computers and the Internet to buy, sell and research merchandise, the Internet will become the main source for product knowledge. When a consumer compares prices, we believe that they not only look at the local retail level, but they are now looking into online auctions such as Ebay.com and uBid.com. We hope to operate in a similar manner to other, established online auction sites, though we believe we will not directly compete with sites such as eBay or uBid in that we hope to offer goods as well as services and intangible items. We estimate that many such online auction sites primarily offer goods. We believe that by providing a forum for users to also offer and obtain various types of services and intangible items, we hope to be able to fill a market need and develop a profitable enterprise. This is because we also estimate that businesses are increasing the extent to which they utilize the Internet to research and engage services they require, including hiring employees. Additionally, we believe that businesses and consumers in search of specific services will also increasingly turn to the Internet as a mechanism to fill job vacancies, as well as to price and engage contractors to perform one-time and ongoing services ranging from housecleaning, remodeling, landscaping, and repairs to professional services, such as accounting, business consulting and marketing, and computer-related services. Therefore, we also intend to fuse the employee search and contractor bid request process into the other items featured on our proposed website.

Our Anticipated Revenue Sources.

User Fees. Our business model is based on the exchange of goods and services over our website. We intend to charge sellers a fee to list their item or items on our site that is proportional to the sellers' estimated value of the item. We anticipate we will also charge an add-on listing fee for features that enhance their listing such as bold font, color backgrounds and prime locations. We expect that these features could account for a great majority of our revenue and we will continually survey our users on the effectiveness of the add-ons to provide more accurate information to our sellers.

Along with the listing fees charged to sellers, we expect we will also charge a buyers' premium to users that purchase an item on our site. We anticipate that this premium will depend on the dollar value of the item they purchase. When a buyer has met the seller's asking price, the buyer will then pay the seller the price of the product and pay us a buyers' premium on the item, as a percentage of the final sale price that varies with that price. We hope that these fees will be our source of revenues, though we also hope to compete with other more established online auction sites by charging lower fees than these other sites. Even though some such sites do not charge buyers' premiums, we anticipate that the selection of items we are able to offer will nonetheless attract buyers to our proposed site.

Advertising and Licensing Revenues. While we anticipate that the use of our software on our proposed website will generate the majority of our revenue, we expect to also pursue revenues from advertising and licensing fees. As our user base grows, we will explore the use of advertising agencies to help us attract advertisers interested in banner advertising on our proposed website. We expect that if we are able to license the use of our software to other businesses, this source of revenue may prove to be a stable source of income. Once developed and demonstrated, we intend to offer our software to other highly trafficked websites that would be interested hosting their own online auction. When we have developed our software, we expect we will be able to base the licensing fee on its value to the online community.

Our Industry. We believe that our business model has the potential to be successful, based on the ever increasing Internet population and the expanded use of e-commerce. We believe that growth in this sector presents income opportunities to various businesses that offer products of interest to the consumer. In our estimation, the success of any web-based company depends directly on the amount of user traffic that can be attracted to the website. As more users turn to the Internet as a place to shop for, purchase and sell goods and services, we believe that there will be growing demand for new online sites such as our proposed site. We believe that as more Internet users spend more time buying and selling online, there will be an increase in online transactions and an increase in the demand for locations to conduct business online. We also believe that as Internet users spend more time online, they will seek new marketplaces to conduct these transactions. Therefore, we believe that the current growth in the use of the Internet, in general, will allow us to attract more users to our proposed website. The more transactions we can facilitate by means of our proposed website will, in turn, will help increase our revenue-generating opportunities. Once our website is fully operational, we believe that our service will become more popular as an alternative online auction site because of the range of available products, services and intangible items that we hope to offer. Although we are not comparing ourselves to Ebay.com we do however anticipate that building our business on the local level will allow us to penetrate this market at a steady rate. Working with local businesses and relying on the strength of our product we should be able to generate revenues our first year of operation. We believe that traffic can be attracted to a given website either by targeted online advertising, which can be costly, or through word-of-mouth advertising among users and among people in the same community.

Based on our research, we believe that the best area to use as a test market for our services is Seattle, Washington due to the large numbers of technology companies located there, including Microsoft, Real Networks and Onvia. Along with these technology companies, we believe that the city of Seattle consistently ranks among the most connected cities in North America, and that Seattle residents will be a more knowledgeable audience to test on. Should our business prove to be successful in the Seattle area, we hope to eventually partner with some of these large tech companies, though there is no guarantee we will be able to do so. We believe that these companies could have an interest in our technology, however we have not contacted any of these companies and do not intend to do so in the near future. As a startup company, we believe that if we work diligently and attract significant traffic to our website, opportunities to work with other technology companies will arise.

We believe that both Microsoft and RealNetworks have the potential to play an integral role in the development of a proposed streaming, live online auction through the use of their respective media player products, Windows Media Player and Real Player. These applications allow Internet users to view live, streaming video and we believe that this technology will facilitate future online auctions. If we were able to form a partnership with either of these companies, this would help us develop what we believe to be the next step in the evolution of the online auction format. Once we have developed a live, streaming auction capability, we anticipate that our user base will grow, increasing the number of transactions that our proposed website will be able to process. We anticipate that an increase in this capability will in turn, allow us to generate more revenues. Although developing a streaming auction format is one of our future goals, this is currently not an integral part of our business. We may never develop streaming technology due to the costs of bandwidth and hardware to facilitate such an endeavor. However, the overall success of our business does not rely on a relationship with either Microsoft or Real Networks.

In addition, we hope that Onvia would also be interested in partnering with us since they currently provide information to businesses seeking such contracts. For example, Onvia's website states that "The Onvia Guide is a customized daily bulletin that delivers bid notices, request for quotes and contracting opportunities - only new information every day." We believe that if Onvia decided to use our service, we have a steady source of service items to include on our site and we would be able to increase revenue by serving as the means by which these items are sold. We have not had any contact with Onvia regarding the potential of collaborating on any projects and we do not intend to do so until we have evidence that our product is successful.

We anticipate marketing our business and drawing traffic to our proposed website on a word-of-mouth basis. We hope to begin our marketing efforts in the Seattle, Washington area, and after gaining a foothold there, continue those efforts with other metropolitan areas in the Northwest. We believe that the Internet as a buying and selling tool is effective whether it creates an international or local market. We will attempt to limit our Internet exposure to that immediate area by not listing our site with major search engines, except as a Seattle-specific website. For example, search engines have pages tailored to users located in a specific metropolitan area, and we would seek to post a link to our website on a page or site dedicated to Seattle area residents and businesses. We hope to be able to offer our online auction services to local businesses that our management can personally visit, to help those businesses offer or obtain goods and services in which they wish to deal. By developing our business on a more localized level, we believe that this will allow us the opportunity to grow our operations at a steady rate without being overwhelmed by international growth of our service. Making use of word-of-mouth advertising will also allow us to save thousands of dollars on marketing and instead allocate this toward software development.

Member Registration. We anticipate structuring our exchange model as a membership-driven service:

Sellers: In order for users to list their items in the live marketplace, they must first register as a user by clicking on the "become a member" link on our home page and filling out the subsequent registration form. Once registered, users will then be able to login as a registered member and start posting items on our website. Posting an item involves a few simple steps, including designing an advertisement for their item, uploading pictures and setting a minimum bid for their item. Once the member has submitted an item for sale, the seller can then watch how many bidders bid on the item while logged in to our website.

Buyers: When potential buyers arrive at our site, they can browse a sample selection of items listed on our site. However, should a buyer want to bid on an item, the buyer must then register as a new member or login as an existing member. Once logged in as an Electric Network member, these new users can then start bidding on any item that interests them.

Payment: When the buyer and seller agree on the final sale price of an item, they must then arrange for the delivery of goods and payment through one of the sources we recommend. We intend to use FedEx as our only parcel delivery service and PayPal as our main source of enabling buyers to send money to sellers. Once the seller has received funds from the buyer, the seller is then obligated to send the merchandise to the buyer. By using FedEx to ship the package, we hope to be able to offer a shipping discount to the seller based on our anticipated partnership with FedEx. We have not yet entered into this type of arrangement with FedEx.

Exchange of Services. Along with being a forum for the buying and selling of goods, we also intend to create a new market niche by offering the exchange of services. We believe that this niche comprises of facilitating the exchange services, as follows:

I.       Providing a marketplace for businesses to bid on potential employees.

We believe that companies have begun to seek employees through job search websites such as monster.com. With our auction model, we anticipate that job opportunities would be listed on our site and potential candidates obtained through employment agencies would be able to submit a bid for the job. Although we anticipate that employment agencies will be interested in our service, there is no guarantee that they will engage our service. To date, we have not contacted any of these agencies, nor have we entered into any contracts with any of these agencies to provide our services. Once the company has accepted the bid, the transaction is not completed until the company interviews and hires the employee. Having hired the employee, the company will be obligated to pay us the buyers' premium for our service. We hope to serve as a central clearing-house where matches can be made between employment agency candidates and businesses seeking employees. We intend to acquire our job vacancy notices by offering our business users a free Internet location to list their job openings, increasing the exposure that those vacancies will receive without adding cost to those businesses listing through us. We hope that in this way we will acquire job listings, even though some of these businesses will also list their vacancies with agencies and job search engines for a fee. We believe our service will be attractive to those businesses seeking employees, enabling them to increase the number of applicants for a given position they will receive, without increased cost. Then, we hope to offer these listed jobs to employment agencies, who have already screened the pool of applicants they represent, which will help to insure that ultimately, only qualified applicants are sent for interview with the businesses seeking employees. We anticipate that our revenue from offering this will be generated from a portion of the fee the hiring business pays the agency. As with our other proposed online goods and services offered, we anticipate beginning with job listings from the Seattle, Washington area.

II.      Providing a marketplace for businesses to bid on a job contract.

We believe that there has been increased competition among businesses attempting to land a contract for a major project or job. By using our software, we believe that such companies will be able to access requests for proposals in their area and make a bid to get the job. When the auction has closed, the employer will achieve the lowest cost and be able to select the company they want to do the work. When the bidding process starts for job auctions, the employer sets the maximum price they can pay for the job; companies interested in doing the work will bid the price down, as the lowest bid will often win. This auction format keeps contractors competitive in offering bids, as the employer gets to see what the going rate is for such a job. By offering our business users a way to list a job contract using a reverse auction format, we believe that our business users will be able to get the most competitive bid possible. We anticipate being able to attract companies to use our listings for construction and other contracts they need completed through personal marketing of our services, beginning in the Seattle, Washington area. We hope to generate revenues from this model by charging the contract offeror both a small listing fee and a premium based on the final bid.

III.     Providing a marketplace for businesses to bid on other businesses.

As a business reaches the end of its lifecycle, we believe the owner will try to sell the business or its component assets to retrieve what value they can from the enterprise. More often than not, we estimate that these businesses are never sold and the owner must suffer a loss. By using our software, we hope to be able to help these business owners find buyers for their businesses or their assets using the resources of the Internet.

IV. Providing a marketplace for businesses to bid on providing a consumer services.

We believe that consumers and homeowners looking for a service to be performed can post a description of the project they need done, along with the price range they are willing to pay, and that businesses browsing our site can submit a bid to do the service. An example of this would be a consumer needing their carpets cleaned. As this item is posted, carpet cleaning companies accessing our site would be directed to this job and compete for the consumer's business. The company that gets the job will pay us a buyers' premium.

Our Software. We are in the process of developing online auction software for use on our proposed website located at www.electricnetwork.com. We anticipate that this software will allow thousands of users to participate simultaneously in a live auction from the comfort of their own homes or offices. We anticipate that our service will be a peer-to-peer auction such that we are never in possession of any of the goods or services offered on our site. We expect that our software will be database driven because of the volume of items that we intend to list on our website. We expect that this database program will be able to identify each new item entered with a unique tracking number, which we believe will allow quick retrieval and easy tracking of the item. We expect this software will also include a countdown feature attached to each item, which will track when the auction ends and upon expiration, the entry can be moved to an archive database, tracking the history of each user. We intend to make use of open source tools such as Linux, Apache and MySQL to minimize development costs, which we believe will allow us to allocate more of our budget to software development. Aside from the database functions, we anticipate that most of the features of our software will be web-based, as described in the website section below. Since July 2002, we have been developing the basic framework or specifications for our software. We anticipate that we will have finished developing these specifications by October 2002, after which we anticipate distributing our software specifications to potential software developers, and select one such developer to complete our software and our website. We anticipate that our software and website project will take from eight to twelve months to complete, though this timeframe is not certain and is subject to change based on technological changes or difficulties or lack of funding on our part. Therefore, we are unable to state with certainty when our proposed software will be functional or complete.

We hope to offer two types of auction-style formats by means of our software and website, live and expiration. The live-auction format is where bids are accepted in real time during a specific time period set aside for this event. Items are placed in numbered lots, and using our server time as the local time, the auction is conducted much like live auctions in traditional auction houses. The auction closes when bidders stop bidding, and the item will be sold to the last bidder. We anticipate that our live auction format will comprise only a small portion of our business, due to the difficulty of coordinating a single time slot among potential bidders for the live auction event.

We anticipate that the expiration type of auction format will comprise the bulk of our business. This format is where the item or service is posted, and bids are accepted until a pre-set expiration time and date. In that way, bidders must either visit the site frequently to check whether they have been outbid or risk waiting until near the end of the bidding period to make what they hope will be a winning bid.

Our Proposed Website. We anticipate that our proposed website will initially display our corporate logo and contact information and provides a general description of the online auction or clearinghouse service that we intend to offer. Our proposed website will be hosted in and operated from Vancouver, British Columbia. To date, we have constructed a simple webpage containing basic contact information. That page is not yet operational. As discussed above, we plan on further developing our website to be ultimately used as such a service. We expect that our proposed website will have the following features:

The website that we anticipate developing will be similar to other auction websites; however, we hope to make our site more user- friendly and easier to navigate. We intend to spend much of the development period testing the usability of the site, and after the site is operational, we intend to frequently update the site based on user input. Along with a user-friendly appearance, we expect that our website will be designed using the most common programming languages such as HTML, Java and Macromedia Flash. To maximize the reach of our service, we anticipate that the site will be developed for compatibility with current versions of both Netscape Navigator and Internet Explorer.

We also hope to have our website designed to make it simple for users to easily register and start bidding shortly after first entering our site. To accomplish this, we believe that dividing the site into buyers' and sellers' portals will streamline this process. We anticipate that users interested in selling an item will need only to click the "sell" button on our splash page to enter the sellers' portal, and buyers can click the "buy" button to enter the buyer's site.

Once at the desired portal, we anticipate that the user can then either login as a registered user or register as a new user. We anticipate that our service will allow users to create user identities that will track their shopping or selling preferences. We hope our users will log in using their established user identity every time they access our site so that they can have full access to their preferences without having to waste time looking for what they want. To reinforce the importance of logging in, we only intend to display select items on our "browsers' pages" and by logging in, these users will be able to view all of the items that are available. We anticipate we will also make use of cookies to remember our users every time they visit our site, making logging in easier.

There are several features that we intend to offer to our users:

--------------------------- ----------------------------------------------------
Edit profile                When logged in to the members' area, we anticipate
                            that users will be able to update their information
                            by clicking on this link. Members can change their
                            address, user information and password.
--------------------------- ----------------------------------------------------
Submit a comment            Should a user want to contact us for any reason, we
                            expect that we will design this link for users to
                            send their comments to customer service; we
                            anticipate being able to address their request
                            within 24 hours.
--------------------------- ----------------------------------------------------
Edit a listing              When a user wants to change anything pertaining to
                            their item or items listed on our we expect they
                            will be able to edit such details as the listing's
                            text, picture, or price. Also, we anticipate that
                            this area will enable users to upload new pictures
                            of their items, change the text and also purchase
                            add-on features. We expect to design this feature
                            such that users can edit their items up until the
                            expiration of their auction time.
--------------------------- ----------------------------------------------------
List items for sale         We anticipate we will design this site to function
                            as follows: to list an item for sale, the user will
                            through various steps to customize their offering
                            and further describe their item. The user must
                            select a category for their item, along with a
                            start and close date, minimum bid and reserve price.
                            The user must then enter the text to describe the
                            item and decide whether to use any ad-on features
                            to enhance the listing. The fully customized
                            listing can then be "posted" to the live
                            marketplace.
--------------------------- ----------------------------------------------------
Bid on an item              We believe this feature will function as follows:
                            users wishing to bid on an item find the  item
                            in the marketplace and click the "bid" link next
                            to the listing. The bidders' page will allow a
                            prospective buyer to enter a dollar amount for the
                            item they wish to bid on. Users must enter a value
                            equal to or great than the asking price or the next
                            highest bid. The bid will be saved to the bidder's
                            profile and the user can view their bid history on
                            the item anytime they login.
--------------------------- ----------------------------------------------------

Third party components of our proposed operations. We anticipate that we will also make use of third party services to help complete the transaction process. As a secure form of payment, we plan to suggest that our users register with PayPal to send money to sellers and expedite the time in which they receive their item. PayPal is a secure online method of transmitting and receiving payments, which we believe is a trusted and effective way for online buyers and sellers to send and receive payments. We have not entered into any agreement with PayPal to provide these services to the eventual users of our website, nor do we plan to enter into any such agreement when we begin offering our services.

We believe that the Internet will continue to grow for several years to come. We estimate that the continued success of e-commerce will be directly linked to the growth of the Internet population, and as this grows so does spending over the Internet. We believe that the Internet has emerged as a global medium that enables users to share information, communicate and conduct e-commerce transactions. We estimate that the potential of the Internet and e-commerce is increasing at a rapid rate. We anticipate that hosting online auction-style exchanges over the Internet offers potential for a successful enterprise. We believe that the Internet has become a method of choice for millions of Americans to access information and buy or sell products.

Our Business Strategy. Our objective is to establish and expand the reach and depth of our Internet-based auction-style forum for transactions and eventually generate banner advertising revenues. We plan to utilize a local Vancouver-based Internet and web services company to assist in the continued development of new services and features for our website. We have not yet selected a particular Internet and web services company to complete the design of or host our proposed website. We anticipate that this Internet and web services company will agree to update and develop our database in order to increase our capacity to do business as well as allow us to offer a new, improved features and services. We plan to collect payments for our services in Vancouver, where our accountants are located.

To attract users to our site, we must offer a competitive range of services that are easy to use. We intend to build a product comparable to that of our competitors, but one that is more user-friendly, helping sellers sell and buyers find what they want faster than our competitors' websites. During the development of the website, we anticipate performing usability testing to determine the most efficient design for our service to help us attract more users to our site.

We believe that our pricing strategy will be the primary incentive for buyers and sellers to use our service. By charging lower listing fees and minimal buyers' premiums, we anticipate increasing numbers of users will use our service over eBay and uBid and other competitors because of our combination of goods and services offered by sellers, and a wider array of items available. We intend to aggressively maintain lower costs to ensure that our users are paying the lowest fees possible. We expect that this commitment to our users will help build loyalty, and we believe that this will bring in more referrals and help increase our revenues and profitable operations.

Based on the success of our proposed website, we hope to generate interest from other companies to license our technology for their own use. By continually upgrading our software, we expect that our anticipated software will appreciate in value, and that licensing our software may become a large portion of our planned revenue.

Marketing Strategy. Our primary marketing strategy is focused on word-of-mouth marketing that will be conducted through our directors. We believe that our directors' business skills will help form relationships with Seattle based business owners so that we can build our user base. As mentioned above, we are targeting this area due to the amount of technology companies in the area. We have no other connection to the Seattle area, nor do we have plans to open offices, locate facilities or conduct our business from that area. We selected Seattle as an optimum location to test and launch our services. We believe that as a small business, word-of-mouth is our best option due to the high cost of advertising. We also believe that Seattle residents may use our service over other online auctions due to a sense of loyalty to their community. When we launch our service, we intend to emphasize our commitment to the community and that our service is for the Seattle area by featuring Seattle events and photos on our website.

We expect that most of our initial development efforts will focus on building our software as the core of our business. We anticipate that we will prepare a detailed specifications document for a future contractor to create our software to our exact requirements. We have not yet identified a particular internet and web services company, nor have we decided whether the web hosting company we select will be the company that eventually completes our proposed website or be the company that we will choose to design our software. While the software is being designed, we anticipate we will also begin researching the Seattle area for strategic alliances. Through our research into the Seattle market, we will try to develop relationships with local businesses so that we can try to pre-sell our inventory listings. "Pre-selling" our inventory takes place when a company or an individual agrees to use our service to list their item that they intend to sell by paying a reserve price that will be credited to their account. Once our software has been fully developed and our service is ready to be used by the public, the users that pre-listed with us will receive a prime display with free add-on features. We hope that these incentives will persuade users to pre-register with us so that we will be able to display several items on our first day of operation. Based on the success of this test market, we anticipate that we will then expand our business by focusing on other metropolitan areas such as Portland, Oregon and Los Angeles, California. We feel that developing our business on the West Coast will allow us to create a favorable reputation and expand our success further.

Growth Strategy. We anticipate that our growth strategy will focus on maximizing the value of our brand name for the eventual banner advertising and web-based auction style online forum we plan to offer. If we are able to generate sufficient interest and sales through our website, we plan on expanding our operations beyond the West Coast. To accomplish this, we hope to become a popular source for our web-based auction and exchange services. In order to implement our growth strategy we believe we must:

o    complete construction of our website and continuously upgrade our services;
o    generate high levels of interest and awareness in our name brand;
o    encourage consumers to visit our proposed website;
o    encourage repeat customers by rewarding customer loyalty;
o study repeat purchasing patterns so that we can foster long-term relationships with customers; and
o enhance and form key relationships with prospective sources of goods and services and other items for sale.

As our sales increase, we plan to build relationships with local businesses to help add content to our website and allow these businesses to test a new marketplace. Initially, we intend to offer waiving the listing fee for these businesses when listing their items as this will also help build loyalty and goodwill with these businesses. We hope that these businesses that use our service in exchange for providing feedback to help us improve our service.

Aiding businesses with the transaction of goods will be our main offering, but we also intend to help improve businesses through the use of our service exchange. From employees to machinery, we hope to offer businesses alternative methods to find staff and supplies needed for daily operations. We hope that these businesses will see the opportunity to save money by using our services on a regular basis.

As we build relationships with local businesses, we intend to help them promote their enterprises while they provide items for our auction site. We believe that many companies have surplus items that that they attempt to sell at the retail level, but end up taking a loss on the item. We hope to offer these businesses a service to optimize the value of this surplus by placing these items for auction on our website. Instead of charging these companies a listing fee, we anticipate that we will ask them to instead promote our site to their clients, attracting more users to our site. We believe this method will be attractive to these businesses in that it will promote consumer interest in their businesses as well as ours.

Government Regulation of Online Commerce. Online commerce is new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are relatively new and evolving. Due to the increasing popularity of the Internet, it is possible that laws and regulations will be enacted to address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the quality of products and services. The adoption of these laws or regulations could reduce the rate of growth of the Internet. If these regulations make the operation of a website such as ours more expensive than we anticipate, or more unwieldy than potential bidders and sellers are willing to tolerate, then these regulations could potentially decrease the usage of our proposed website and could otherwise harm our business. For example, if internet transactions are taxed, monitored or restricted by local, state or federal authorities more than these transactions currently are, or if consumers or businesses begin to disfavor online transactions, then there might be less demand for a site and services such as ours.

In addition, the applicability to the Internet on existing laws governing issues such as trademarks, copyrights and other intellectual property issues is uncertain. We cannot be sure what effect the use of our trade name on our website might have on any future trademark applications domestically or abroad. For example, we have applied for trademark registration of our tradename, The Electricnetwork.com for use in conjunction with our proposed website, since our reserved domain name uses the same name. If another company challenges our trademark registration application, we would either need to expend resources to either defend that use, or identify another name to use, and change our domain name and other materials to conform to that new name. Additionally, we might have to defend copyright infringement suits because of material posted to our site by sellers or bidders. Even if such suits are baseless, or we have disclaimed such uses by others, we might still have to expend resources to arrive at that determination. The uncertainty of the Internet and how it affects intellectual property rights could adversely affect our ability to protect the intellectual property rights we may acquire in the future. Most of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet.

New laws applicable to the Internet may impose substantial burdens on companies conducting online commerce. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws in the United States and abroad. Specifically, the way we advertise our proposed services will likely be affected by more stringent laws in that we, or users of our site, could be prevented from making certain representations about our services or products or services offered by third-party users of our site. The cost of complying with such laws could increase our cost of doing business, drive up prices and harm our ability to earn revenues. For example, if we were required by future regulations to verify or reveal the identity of bidders and buyers, or if we are required to monitor or verify the quality of goods or services offered on our site by third party sellers, our costs would increase and we would not be able to handle more than a minimal number of exchanges on our site, which would limit the revenues we would be capable of generating. Moreover, stricter laws regarding the reporting of online auction-style exchange of goods or services will likely increase the cost of doing business because we will need to comply with such laws. For example, if we begin offering a forum for the exchange of goods or services obtained by means of an online auction in jurisdictions that stringently regulate or monitor such activities, we could be forced to expend additional funds to meet such standards. The additional cost will harm our ability to earn revenues.

Taxing authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use and income taxes. The adoption of any of these laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our services, increase costs and otherwise have a material adverse effect on our ability to earn revenues. For example, if state or local agencies begin taxing Internet transactions, sites such as ours may experience lower levels of traffic and therefore, lower levels of revenues. To date, we have not spent significant resources on lobbying or related government affairs issues, but we may need to do so in the future.

Several telecommunications carriers have asked the FCC to regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet and online service providers and to impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. In this event, our margins could be negatively impacted because we will rely solely on Internet traffic to generate revenues.

Competition. We anticipate that we will primarily compete with other online auction and exchange websites that offer similar forums for exchanging goods and services. We have not yet begun operations, and therefore have not actually begun to compete with other websites offering online auction and exchange services. Because, in our estimation, most online auction or exchange websites tend to offer either goods or services, we hope to distinguish our operations from established online and exchange websites by featuring a wide array of both goods and services on our site. The web-based exchange or clearinghouse industries and e-commerce trading industries are very competitive and extremely fragmented. We will compete directly with other companies and businesses that have developed and are in the process of developing platforms for Internet based exchange and shopping forums, as well as those that offer Internet banner advertising. We intend to compete by providing an innovative range of goods, services, and intangible items available in the online auction format. We believe that providing a forum for the offer and sale of everything from goods typically sold in retail stores, one-of-a-kind collectables, odd-lot, leftover inventory and seconds, to services of all types, such as construction, building or cleaning on an ongoing or project basis, to management, consulting, computer or other professional services, or intangible items such as intellectual property rights including domain names or copyrights, and other items such as timeshare exchanges, rideshare or roommate matching, in short, anything of value that can be offered and sold, will be a viable business model for us to pursue. In the future we may also provide other web-based services useful to consumers and businesses, such as e-mail and other online data management services, which may include basic web hosting, including secure server, database applications, conferencing services and intranet development and maintenance.

Additionally, other forums traditionally used for buying and selling goods, such as printed media and auction houses, have tended to expand their operations to the Internet. For example, almost every newspaper and trade magazine has a website that allows users to post and browse sale item. Many newspapers are seeking alternative means of selling merchandise over the Internet through their website and online auction software is becoming the desired format. This market will continue to grow as more newspapers build their own websites. Also, local auction houses have begun to offer online bidding through the use of their website.

Many of these competitors have greater resources, and more experience in research and development, than us. These resources may enable our competitors to finance acquisition and development opportunities, pay higher prices for the same opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added or additional services not provided by us. Many may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market for business consulting activities. They may also be in a position to pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.

We cannot guarantee that other online auction or exchange services, which are functionally equivalent or similar to our proposed services, are not already marketed or will not be marketed. For example, eBay, Bid.com, Amazon.com, Auction.com, LiveAuctionOnline.com, Auction1Online.com, TradingTurf.com, uBid.com and other companies do provide some elements of our service offering, though we believe none provide the range of items for exchange the way we propose to do. Moreover, we will also compete against online auction services that specialize in one type of good or service, such as Winebid.com, Golfclubexchange.com, or Monster.com for job searches, to name a few, that focus on a particular market.

Intellectual Property Rights. We currently own one copyright and one trademark. The copyright is based on the first draft of our business overview that was created in late 1998. The trademark that we own is our business name, established on January 29, 1999 through registering our domain name on the Internet. After completion of our software and website, we may consider a patent application, however, we will not consider pursuing patent protection until our company generates sufficient revenues to support this cost.

Our success depends in part upon our ability to preserve our intellectual property rights, or the rights we may acquire in the future. Our success will also depend in part on our ability to operate without infringing the proprietary rights of other parties. We may also rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Our website is currently being developed, and we own the domain name www.electricnetwork.com. Under current domain name registration practices, no one else can obtain a domain name identical to ours, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our trademark will grant us the exclusive right to use or license such trademarks and could assist us in the protection of our brand name and image. We will regard our trademark as a valuable asset in the marketing of our services and we will actively seek to protect it against infringement. Any additional trade names and trademarks we develop can be helpful in garnering broader market awareness of our services and will be significant in marketing our services. Therefore, we propose to adopt a policy of vigorous defense of our trademarks against infringement under the laws of the United States and other countries.

Our Research and Development. We are not currently conducting any research and development activities except for the development of our website and the design of our software and services. Other than the development of our website and the design of our software and services, we do not anticipate conducting any other such activities in the near future. To date, we have not expended any funds on research and development activities, rather, the research and development activities conducted by our management have been services donated to us.

Employees.  As of March 27, 2003, we had no employees, other than our officers.

Facilities. Our corporate offices are located at #200-800 North Rainbow Boulevard, Las Vegas, Nevada. We have a month-to-month lease for office space at $99 per month. However, our management operates from Vancouver, British Columbia.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the dates specified in the following table, we held the following property:

========================== ============================ ========================
         Property                 December 31, 2002         December 31, 2001
-------------------------- ---------------------------- ------------------------
   Cash and equivalents                $8,199                    $6,391
========================== ============================ ========================

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

Our Facilities. Our corporate offices are located at #208-800 North Rainbow Boulevard, Las Vegas, Nevada 89107. We have a month-to-month lease for office space at $99 per month.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Common Stock. Our authorized capital stock consists of 100,000,000 shares of $.001 par value common stock, of which 10,600,000 shares were issued and outstanding as of March 27, 2003. Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders.

Preferred Stock. Our Articles of Incorporation provide for our Board of Directors to authorize Preferred Stock as they may determine from time to time. As of March 27, 2003, there is no other class of authorized capital stock other than common stock.

As of March 27, 2003, there were thirty-eight record holders of our common stock.

There are 9,010,000 outstanding shares of our common stock which can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
o    a toll-free telephone number for inquiries on disciplinary actions;
o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and


Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:


o    the bid and offer quotations for the penny stock;
o the compensation of the broker-dealer and its salesperson in the transaction;
o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6.  Management's Discussion and Analysis of Financial Condition or Plan
of Operation.
-------------------------------------------------------------------------------

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

For the fiscal year ending December 31, 2002 compared to the year ended December 31, 2001.

Liquidity and Capital Resources. Our only assets at December 31, 2002 were represented by cash of $8,199, and prepaid expenses of $179, compared to assets of $6,391 at December 31, 2001, which was represented solely by cash of that amount. Our total liabilities were approximately $14,432 as of December 31, 2002, compared to $6,903 as of December 31, 2001. Our liabilities as of December 31, 2002 was represented by accounts payable of $1,532, accrued liabilities of $7,800 and advances payable of $5,100. Our total liabilities of $6,903 as of December 31, 2001, which comprised of accounts payable of $3, accrued liabilities of $1,800 and advances payable of $5,100 to our president.

Operating Expenses. For the year ended December 31, 2002, our operating expenses were $43,142, compared to the year ended December 31, 2001, for which our operating expenses were $5,194. For the year ended December 31, 2002, these expenses were represented by $6,750 for accounting and audit expenses, $1,200 for donated overhead, $2,400 for donated services, $4,248 for legal and organizational expenses, $2,161 for office expenses, and $1,665 for transfer agent expenses. This is compared to $5,194 for the year ended December 31, 2001, which was represented by $600 for accounting and audit expenses, $1,200 for donated overhead, $2,400 for donated services, $921 for legal and organizational expenses and $73 for office expenses. During the year ended December 31, 2002, our expenses increased to $43,142 largely due to incurring consulting expenses, and increased legal and organization expenses. From our inception on February 3, 1999, to December 31, 2002, our operating expenses have been $64,154.

Results of Operations. For the year ended December 31, 2002, we realized no revenue from operations. Our net loss for the year ended December 31, 2001 was $43,142. This is compared to the year ended December 31, 2001, where our net loss was $5,194. Our net loss from our inception on February 3, 1999 to December 31, 2002 was $64,154. We anticipate that we will begin realizing revenues after we commence operations using our proposed website. Our prediction regarding when we will begin realizing revenue is subject to many contingencies, including, but not limited to: unforeseen delays in the design of our first line of services; downturn in economic trends; increased cost of operating; and loss of key management.

Our Plan of Operation for the Next Twelve Months. As of December 31, 2002 we had $8,199 in cash resources and $179 in prepaid expenses. We believe that our current cash resources are not sufficient to pay our operating expenses through the next twelve months. There is no guarantee that we will be able to raise the funds we need to pay those operating expenses through that period. However, we anticipate that our officers and directors will fund our operations should the need arise. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Such factors will include those factors discussed below. In addition, we may experience delays in deploying our website. If we are not able to bring our website online as quickly as expected, our ability to earn revenue will be harmed, because our only source of revenue will be for listings on our website. If we are unable to earn revenues, our current resources will be strained to cover any revenue shortfall.

Our auditors have expressed their doubt about our ability to continue operations as a "going concern." Investors may lose all of their investment if we are unable to continue operations. We hope to obtain revenues from future product sales, but there is no commitment by any person for purchase of our services by means of our proposed website. In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs principally through sales of our securities. Also, we believe that our officers and directors will fund our operations if we are not able to locate another source for those funds, although we hope that once our securities are registered, this will improve our ability to raise funds through the sale of equity securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations. The presence of the "going concern" language in our financial statements may make it more difficult for us to raise working capital. Our inability to raise capital will hinder our ability to expand our operations and earn revenues.

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

We anticipate that our daily operations for the first year will mainly be working with contractors to develop our software. Our management expects to devote 30 to 40 hours per week working with our developers to help build the software to our specifications. Aside from the software development we will also devote much of our time to SEC requirements. As a public company we will have to file various forms and this may take up a significant part of our operations.

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

Item 7.  Financial Statements
-----------------------------

The Electric Network.com, Inc.
(A Development Stage Company)


                                                                         Index

Independent Auditor's Report...............................................F-1

Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statements of Cash Flows...................................................F-4

Statement of Stockholders' Equity..........................................F-5

Notes to the Financial Statements..........................................F-6

[GRAPHIC OMITTED][GRAPHIC OMITTED]




                          Independent Auditor's Report
                          ----------------------------

To the Board of Directors and Stockholders of The Electric Network.com, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of The Electric Network.com, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, cash flows and stockholders' equity accumulated for the period from February 3, 1999 (Date of Inception) to December 31, 2002 and the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of The Electric Network.com, Inc. (A Development Stage Company), as of December 31, 2002 and 2001, and the results of its operations and its cash flows accumulated for the period from February 3, 1999 (Date of Inception) to December 31, 2002 and the years ended December 31, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception and will need equity financing to begin realizing upon its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





CHARTERED ACCOUNTANTS

Vancouver, Canada

March 17, 2003

The Electric Network.com, Inc.
(A Development Stage Company)
Balance Sheets

                                                                                 December 31,      December 31,
                                                                                     2002              2001
                                                                                       $                 $
Assets

Current Assets

Cash                                                                                  8,199             6,391
Prepaid expenses                                                                        179                 -
-------------------------------------------------------------------------------------------------------------------

Total Assets                                                                          8,378             6,391
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts payable                                                                      1,532                 3
Accrued liabilities (Note 5)                                                          7,800             1,800
Advances payable (Note 3)                                                             5,100             5,100
-------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    14,432             6,903
-------------------------------------------------------------------------------------------------------------------

Commitments (Note 4)

Stockholders' Equity (Deficit)


Common Stock, 100,000,000 common shares authorized with a par value of $0.001;
10,600,000 issued and outstanding                                                    10,600            10,000


Additional Paid in Capital, net of offering costs of $26,000                         33,400                 -


Donated Capital (Note 3)                                                             14,100            10,500
-------------------------------------------------------------------------------------------------------------------

                                                                                     58,100            20,500

Deficit Accumulated During the Development Stage                                    (64,154)          (21,012)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                 (6,054)             (512)
-------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                  8,378             6,391
-------------------------------------------------------------------------------------------------------------------




                                     F-2
    (The accompanying notes are an inegral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Operations

                                                    Accumulated
                                                        From
                                                  February 3, 1999
                                                (Date of Inception)                      Years Ended
                                                  to December 31,                        December 31,
                                                        2002                      2002                 2001
                                                         $                          $                    $

Revenue                                                        -                          -                   -
--------------------------------------------------------------------------------------------------------------------


Expenses

Accounting and audit                                       8,550                      6,750                 600
Consulting                                                24,718                     24,718                   -
Donated overhead                                           4,700                      1,200               1,200
Donated services                                           9,400                      2,400               2,400
Legal and organizational                                  12,292                      4,248                 921
Office                                                     2,829                      2,161                  73
Transfer agent                                             1,665                      1,665                   -
--------------------------------------------------------------------------------------------------------------------

                                                          64,154                     43,142               5,194
--------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                  (64,154)                   (43,142)             (5,194)
--------------------------------------------------------------------------------------------------------------------


Basic Loss Per Share                                                                   0.00                0.00
--------------------------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding                                              10,400,000          10,000,000
--------------------------------------------------------------------------------------------------------------------

(Diluted loss per share has not been presented, as the result is anti-dilutive)



                                       F-3
    (The accompanying notes are an inegral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Cash Flows

                                                           Accumulated
                                                              From
                                                        February 3, 1999
                                                       (Date of Inception)                   Years Ended
                                                         To December 31,                    December 31,
                                                              2002                    2002              2001
                                                                $                       $                $


Cash Flows to Operating Activities

Net Loss for the Period                                       (64,154)                (43,142)         (5,194)

Adjustments to reconcile net loss to cash
Donated overhead                                                4,700                   1,200           1,200
Donated services                                                9,400                   2,400           2,400

Less non-cash working capital items
Increase in prepaid expense                                      (179)                   (179)              -
Increase (decrease) in accounts payable                         1,532                   1,529            (184)
Increase in accrued liabilities                                 7,800                   6,000             600
--------------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                         (40,901)                (32,192)         (1,178)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

Proceeds from issuance of shares, net of
     offering costs                                            44,000                  34,000               -
Proceeds from related party advances                            5,100                       -               -
--------------------------------------------------------------------------------------------------------------------

Net Cash From Financing Activities                             49,100                  34,000               -
--------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                     8,199                   1,808          (1,178)

Cash - Beginning of Period                                          -                   6,391           7,569
--------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                            8,199                   8,199           6,391
--------------------------------------------------------------------------------------------------------------------

Non-Cash Financing Activities                                       -                       -               -
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid                                                       -                       -               -
Income tax paid                                                     -                       -               -






                                       F-4
    (The accompanying notes are an inegral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
From February 3, 1999 (Date of Inception) to December 31, 2002

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                              Additional                             During the
                                                         Common Stock          Paid-In     Donated                  Development
                                                      Shares       Amount      Capital     Capital       Total         Stage
                                                        #             $           $           $            $             $

Balance - February 3, 1999 (Date of Inception)                 -           -           -            -           -             -

Stock issued for cash pursuant to a Regulation D,
Rule 504 offering at $0.001 per share                 10,000,000      10,000           -            -      10,000

Value of services and overhead donated by a
related party                                                                          -        3,300       3,300

Net loss for the period                                                                                                  (8,014)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999                           10,000,000      10,000           -        3,300      13,300        (8,014)

Value of services and overhead donated by a
related party                                                                          -        3,600       3,600

Net loss for the year                                                                                                    (7,804)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000                           10,000,000      10,000           -        6,900      16,900       (15,818)

Value of services and overhead donated by a
related party                                                                          -        3,600       3,600

Net loss for the year                                                                                                    (5,194)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                           10,000,000      10,000           -       10,500      20,500       (21,012)

Stock issued for cash, net of offering costs             600,000         600      33,400            -      34,000
Value of services and overhead donated by a
related party                                                                          -        3,600       3,600

Net loss for the year                                                                                                   (43,142)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002                           10,600,000      10,600      33,400       14,100      58,100       (64,154)
-----------------------------------------------------------------------------------------------------------------------------------




                                       F-5
    (The accompanying notes are an inegral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements


1.   Development Stage Company

     The Electric Network.com, Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on February 3, 1999. The Company is based in Las Vegas, Nevada, U.S.A. and is in the business of transacting information, introductions or any items of barter through a "search and find" based Web Site designed to link parties who are offering items or services for sale or seeking items or services for purchase. The Web Site will differ from other online auction sites by not relying solely on the exchange of goods, as it will facilitate the exchange of anything with a perceived value. Users of the Web Site will be able to browse through listed items in a fully automated, topically-arranged, and easy-to-use online service that will be available twenty-four hours a day, seven days a week. The Web Site will generate revenue by charging a nominal listing fee to both the sell and the buy side of a transaction and by receiving a percentage of the final sale price. The Company will provide its customers with e-mail services, sales force automation, customer relationship management and document management and portals for employees, customers and suppliers.

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

     The Company raised $75,000 as start-up capital. On February 3, 1999, a total of $10,000 was raised by issuing 10,000,000 shares at $0.001 per share pursuant to a Regulation D, Rule 504 Offering. A total of $5,000 was originally raised pursuant to a loan from the President of the Company.

     In April 2002 the Company issued 600,000 shares at $0.10 per share for cash proceeds of $60,000 pursuant to a private placement memorandum. The Company's officers have committed to fund ongoing operations if the Company is unable to raise adequate financing. The Company filed a 10SB Registration Statement with the United States Securities and Exchange Commission during the year.


2.   Summary of Significant Accounting Policies

     (a) Year End

         The Company's fiscal year end is December 31.

     (b) Cash and Cash Equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (c) Revenue Recognition

         The Company will receive and recognize revenue as users post items for sale and also when items are purchased on the website. Users will be obligated to pay a listing fee for their items to be placed in the auction directory. This fee is determined by the price of the item, a larger priced item will reflect a larger listing fee. When an item is sold through the auction website, the buyer must pay a premium in the form of a percentage of the final sale price and once again a higher percentage of the final sale price and once again a higher percentage will be charged for higher priced items. The listing fee and commission revenue will be recognized in the period the fee or commission is earned. This policy is prospective in nature, as the Company has not yet generated any revenues.

     (d) Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (e) Comprehensive Loss

         The Company applies Financial Accounting Standards Board (FASB) SFAS No. 130 "Reporting Comprehensive Income". The comprehensive loss for the years ended December 31, 2002, 2001 and accumulated from the date of inception to December 31, 2002 does not differ from the reported loss.

     (f) Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts payable, accrued expenses and advances to related parties, approximate their fair value.

     (g) Net Loss Per Share

         The Company computes net loss per share in accordance with SFAS No. 128, "Earning per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted net loss per share (EPS) on the face of the income statement.

         Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock and potential common stock outstanding during the year, if dilutive.

     (h) Recent Accounting Pronouncements

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 on January 1, 2003. The effect of adoption of this standard is not expected to have a material effect on the Company's financial position and results of operations.

         In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard currently does not have an impact on the Company's financial position and results of operations.

         FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3.   Related Party Transactions/Balances

     The business plan the Company currently intends to exploit was developed by the President of the Company on behalf of the Company. There was no charge to the Company for these services valued at $200 per month. This related party, at no cost to the Company, paid for rent and office costs valued at $100 per month. These services and costs are treated as donated capital and charged to operations.

     The advances payable of $5,100 are due to the President of the Company on an unsecured, non-interest bearing basis and is payable on demand.


4.   Commitments

     Effective April 1, 2002 the Company entered into month-to-month financial services contract with an arms length company. This company will provide financial services at a rate of $2,000 per month plus reimbursement of out-of-pocket expenses.

     Effective May 1, 2002 the Company entered into a month-to-month premises lease in Nevada at a rate of $99 per month.


5.   Accrued Liabilities

     Amounts accrued at year end relate to professional fees.


6.   Income Tax

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of $50,233, which expire starting in 2014. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at December 31, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                              2002                 2001
                                               $                    $

Net Operating Loss                           39,721               1,594

Statutory Tax Rate                            34%                  34%

Effective Tax Rate                             -                    -

Deferred Tax Asset                           13,505                542

Valuation Allowance                         (13,505)              (542)
-------------------------------------------------------------------------------
Net Deferred Tax Asset                         -                    -
-------------------------------------------------------------------------------

The financial statements required by Item 7 are presented in the following order:

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors.

The following table sets forth information regarding our executive officers and directors as well as other key members of our management.

========================== =============== ====================================
Name                            Age        Position
-------------------------- --------------- ------------------------------------
Stephen Hanson                   36        President and a Director
-------------------------- --------------- ------------------------------------
J. David Brow                    37        Secretary, Treasurer and a Director
========================== =============== ====================================

Stephen Hanson. Mr. Hanson has been our president and one of our directors since February 1999. Mr. Hanson devotes approximately 15-20% of his business time to our affairs. Mr. Hanson is also a principal of Channel Capital, a venture capital consulting firm assisting early stage companies in the development of short and long term financing strategies. Channel Capital offers its clients a potent and comprehensive array of services that are specific to their needs and the needs of their market. Corporations with a diversity of needs have materially benefited from Channel Capital's expertise. Mr. Hanson does not anticipate any conflict of interest will arise between Channel Capital and us, nor between any of Channel Capital's clients and us. From 1994 to 2001, Mr. Hanson was the principal and president of The Investor Relations Group (IRG). IRG is an internationally focused organization specializing in investor and media relations services including increasing awareness of its corporate clients' capabilities among financial institutions and individual investors. Mr. Hanson is also a member of the National Investor Relations Institute, the Canadian Investor Relations Institute and has spoken on the topic of venture capital and investor relations at Simon Fraser University, the British Columbia Institute of Technology and on the WIC Radio Network. Mr. Hanson is not an officer or a director of any other reporting company.

J. David Brow. Mr. Brow has been our secretary, treasurer and one of our directors since May 2002. Mr. Brow devotes approximately 15-20% of his business time to our affairs. Mr. Brow graduated from the University of British Columbia in 1990 with a Bachelor of Arts Degree. Upon graduating, Mr. Brow completed both the Canadian Securities course and the Registered Representative exams for licensing as a Securities trader and financial advisor. From June 1995 to May 1996, Mr. Brow consulted to Syncronys Softcorp a computer software manufacturer, and oversaw the running of their Canadian operations. In 1996 Mr. Brow formed Willow Run Software Marketing Inc., a high tech Sales and Marketing consulting firm that worked with numerous software manufacturers, both public and private. Consulting services included product and market analyses, product launch programs, marketing initiatives and sales strategies. In 1999 Mr. Brow formed another high tech consulting firm, Point of Presence Marketing Inc. This firm concentrated on emerging technology sectors and assisted companies with all aspects of the sales, marketing and launch process including funding issues. Point of Presence Marketing was purchased by EDventure Capital Inc. in October 2000 where Mr. Brow was a director until April 2002. Mr. Brow presently resides in Los Angeles, California and acts as a management consultant to US based technology companies. Mr. Brow does not anticipate that there will be any potential for conflicts of interest between us and his other duties. Mr. Brow is not an officer or director of any other reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our President and our other executive officers during the year ending December 31, 2001 and 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

===================================== ======== ============ ============== ===================== =====================
Name and Principal Position            Year       Annual       Bonus ($)        Other Annual           All Other
                                                Salary ($)                    Compensation ($)        Compensation
------------------------------------- -------- ------------ -------------- --------------------- ---------------------

Stephen Hanson, President, Director    2001       None          None               None                  None
------------------------------------- -------- ------------ -------------- --------------------- ---------------------

Stephen Hanson, President, Director    2002       None          None               None                  None
------------------------------------- -------- ------------ -------------- --------------------- ---------------------
Suzanne L. Wood, Former Secretary,
Treasurer, Director                    2001       None          None               None                  None
------------------------------------- -------- ------------ -------------- --------------------- ---------------------
J. David Brow, Secretary,
Treasurer, Director                    2002       None          None               None                  None
===================================== ======== ============ ============== ===================== =====================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Compensation of Officers. As of March 27, 2003, our officers have received no compensation for their services provided to us.

Employment Contracts. We do not anticipate that we will enter into any employment contracts with any of our employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners. The following table specifies the number of shares of common stock owned by beneficial owners of 5% or more of our issued and outstanding common stock.

===================== =========================================== ================================= =============================
Title of Class                     Name and Address                  Amount of Beneficial Owner             Percent of Class
                                 of Beneficial Owner
--------------------- ------------------------------------------- --------------------------------- -----------------------------
Common Stock          Stephen Hanson(1)                                    990,000 shares                        9.34%
                      3194 Allan Road
                      North Vancouver, BC V7J 3C5
--------------------- ------------------------------------------- --------------------------------- -----------------------------
Common Stock          Muir Wood Investment Group IBC(2)                    985,000 shares                        9.29%
                      P.O. Box 156, Hibiscus Square
                      Pond Street, Grand Turk
                      Turks and Caicos Islands, BWI
--------------------- ------------------------------------------- --------------------------------- -----------------------------
Common Stock          Janis D. Douville                                    900,000 shares                        8.49%
                      3902 - 42nd Street
                      Leduc, Alberta T9E 4X4
--------------------- ------------------------------------------- --------------------------------- -----------------------------
Common Stock          Michael Kopec                                        950,000 shares                        8.96%
                      1926 West 4th Avenue
                      Vancouver, BC V6J 1M5
--------------------- ------------------------------------------- --------------------------------- -----------------------------
Common Stock          Janice Stevens                                       910,000 shares                        8.58%
                      804-1415 West Georgia Street
                      Vancouver, BC V6G 3C8
--------------------- ------------------------------------------- --------------------------------- -----------------------------
Common Stock          Sayona Kahnamooei                                    910,000 shares                        8.58%
                      301-1196 Pipeline Road
                      Coquitlam, BC V3B 7Z6
--------------------- ------------------------------------------- --------------------------------- -----------------------------
Common Stock          Caroline Hanson(1)                                   990,000 shares                        9.34%
                      3194 Allan Road
                      North Vancouver, BC V7J 3C5
--------------------- ------------------------------------------- --------------------------------- -----------------------------
Common Stock          George Stubos                                        800,000 shares                        7.55%
                      303-2638 Ash Street
                      Vancouver, BC V5Z 4K4
--------------------- ------------------------------------------- --------------------------------- -----------------------------
Common Stock          John Pattison Wright                                 900,000 shares                        8.49%
                      300-380 West 2nd Ave.
                      Vancouver, BC V5Y 1C8
===================== =========================================== ================================= =============================
(1)    Caroline Hanson, who owns 950,000 shares of our common stock, is the spouse of Stephen Hanson, who owns 40,000 shares of  our common stock.
       Therefore, each beneficially owns 990,000 shares of our common stock.
(2)    Ervine Quelch is the authorized signatory of Muir Woods Investment
       Group IBC and exercises voting control on behalf of Apollo Investments
       Limited, the principal shareholder of Muir Woods.

Security Ownership by Management. The following table specifies the number of shares of common stock owned by our officers directors.

===================== ================================================= =========================== =============================
Title of Class              Name and Address of Beneficial Owner        Amount of Beneficial Owner          Percent of Class

--------------------- ------------------------------------------------- --------------------------- -----------------------------
Common Stock          Stephen Hanson, (1) president, director                 990,000 shares                     9.34%
                      #208-800 North Rainbow Boulevard
                      Las Vegas, Nevada 89107
--------------------- ------------------------------------------------- --------------------------- -----------------------------
Common Stock          J. David Brow, secretary, treasurer, director             no shares                        0.00%
                      #208-800 North Rainbow Boulevard
                      Las Vegas, Nevada 89107
--------------------- ------------------------------------------------- --------------------------- -----------------------------
Common Stock          All directors and named executive officers as a         990,000 shares                     9.34%
                      group
===================== ================================================= =========================== =============================

(1) Stephen Hanson, who owns 40,000 shares of our common stock, is the spouse of Caroline Hanson, who owns 950,000 shares of our common stock. Therefore, Mr. Hanson beneficially owns 990,000 shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

Conflicts Related to Other Business Activities. The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions. There have been no related party transactions, except for the following:

Mr. Stephen Hanson, our president and a member of our board of directors, lent us $5,000 to use as working capital. The funds bear no interest and are due back on demand. This advance payable is due on demand.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

o    disclosing such transactions in prospectuses where required;
o disclosing in any and all filings with the Securities and Exchange Commission, where required;
o    obtaining disinterested directors consent; an
o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*

3.2                        Bylaws*

* Included in the registration statement on Form 10-SB filed on June 27, 2002.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, on March 27, 2003.

                          The Electric Network.com, Inc.
                          a Nevada corporation


                          By:      /s/  Stephen Hanson
                                   -------------------------------------------
                                   Stephen Hanson
                          Its: principal executive and accounting officer president and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/  Stephen Hanson                                    March 27, 2003
         --------------------------------------------
         Stephen Hanson
Its:     principal executive and accounting officer
         president and a director

CERTIFICATIONS

I, Stephen Hanson, certify that:

1. I have reviewed this annual report on Form 10-KSB of The Electric Network.com, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/  Stephen Hanson
-----------------------
Stephen Hanson
Chief Executive and Accounting Officer