Form 10KSB/A
period 2002-12-31
ELECTRIC NETWORK COM INC
filed 2003-03-27
CIK 1078858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO

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

As of March 27, 2003, there were twenty-eight record holders of our common stock.


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

Section 16(a) Beneficial Ownership Reporting Compliance. We do not know whether our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).


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