Form 10KSB/A
period 2002-12-31
ELECTRIC NETWORK COM INC
filed 2003-05-01
CIK 1078858

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


State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 29, 2003, approximately $0.

As of April 29, 2003, there were 10,600,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Employees.  As of April 29, 2003, we had no employees, other than our officers.

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

Common Stock. Our authorized capital stock consists of 100,000,000 shares of $.001 par value common stock, of which 10,600,000 shares were issued and outstanding as of April 29, 2003. Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders.

Preferred Stock. Our Articles of Incorporation provide for our Board of Directors to authorize Preferred Stock as they may determine from time to time. As of April 29, 2003, there is no other class of authorized capital stock other than common stock.

As of April 29, 2003, there were twenty-eight record holders of our common stock.


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


CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Compensation of Officers. As of April 29, 2003, our officers have received no compensation for their services provided to us.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*

3.2                        Bylaws*

99.1                       Section 906 Certification by Chief Executive and
                           Chief Financial Officer


* Included in the registration statement on Form 10-SB filed on June 27, 2002.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.



ITEM 14. CONTROLS AND PROCEDURES.
         ------------------------

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

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Vancouver, on April 29, 2003.

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



By:      /s/  Stephen Hanson                                    April 29, 2003
         --------------------------------------------
         Stephen Hanson
Its:     principal executive and accounting officer
         president and a director

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

Date: April 29, 2003

/s/  Stephen Hanson
-----------------------
Stephen Hanson
Chief Executive and Accounting Officer