Form 10QSB
period 2003-03-31
ELECTRIC NETWORK COM INC
filed 2003-05-15
CIK 1078858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the transition period from             to
                                               -------------   --------------

Commission File Number: 000-49891

                         The Electric Network.com, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                              33-0860242
------                                                              ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

#208-800 North Rainbow Boulevard, Las Vegas, Nevada                      89107
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (702) 948-5072
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 15, 2003 there were 18,600,000 shares of the issuer's no par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS





                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Electric Network.com, Inc.
(A Development Stage Company)


                                                                           Index
                                                                           -----

Balance Sheet...............................................................F-1

Statement of Operations.....................................................F-2

Statement of Cash Flows.....................................................F-3

Notes to the Financial Statements...........................................F-4

The Electric Network.com, Inc.
(A Development Stage Company)
Balance Sheets

                                                                                   March 31,       December 31,
                                                                                     2003              2002
                                                                                       $                 $
                                                                                  (unaudited)        (audited)
Assets

Current Assets

Cash                                                                                  4,746             8,199
Prepaid expenses                                                                         --               179
-------------------------------------------------------------------------------------------------------------------

Total Assets                                                                          4,746             8,378
-------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable                                                                      7,561             1,532
Accrued liabilities                                                                   4,000             7,800
Advances payable (Note 3(b))                                                          5,100             5,100
-------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    16,661            14,432
-------------------------------------------------------------------------------------------------------------------

Commitments (Note 4)

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a par value of $0.001;
18,600,000 and 10,600,000 issued and outstanding, respectively                       18,600            10,600

Additional Paid in Capital, net of offering costs                                   105,400            33,400

Donated Capital (Note 3(a))                                                          15,000            14,100

Deferred Compensation (Note 5)                                                      (66,667)                -
-------------------------------------------------------------------------------------------------------------------

                                                                                     72,333            58,100

Deficit Accumulated During the Development Stage                                    (84,248)          (64,154)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                         (11,915)           (6,054)
-------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                           4,746             8,378
-------------------------------------------------------------------------------------------------------------------


                                       F-1
    (The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)


                                            Accumulated
                                                From
                                          February 3, 1999
                                        (Date of Inception)                 Three Months Ended
                                            to March 31,                        March 31,
                                                2003                      2003                 2002
                                                 $                          $                    $

Revenue                                                -                          -                   -
------------------------------------------------------------------------------------------------------------


Expenses

Accounting and audit                               9,350                        800               1,350
Consulting (Note 5)                               38,680                     13,962                   -
Donated overhead (Note 3(a))                       5,000                        300                 300
Donated services (Note 3(a))                      10,000                        600                 600
Legal and organizational                          15,086                      2,794                   -
Office                                             3,722                        893                  32
Transfer agent                                     2,410                        745                   -
------------------------------------------------------------------------------------------------------------

                                                  84,248                     20,094               2,282
------------------------------------------------------------------------------------------------------------

Net Loss for the Period                          (84,248)                   (20,094)             (2,282)
------------------------------------------------------------------------------------------------------------

Basic Loss Per Share                                                          (0.00)              (0.00)
------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                                       18,600,000         10,000,000
-------------------------------------------------------------------------------------------------------------
(Diluted loss per share has not been presented, as the result is anti-dilutive)



                                       F-2
    (The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)



                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                 2003                 2002
                                                                                   $                    $

Cash Flows to Operating Activities

Net Loss for the Period                                                       (20,094)               (2,282)

Adjustments to reconcile net loss to cash
Donated overhead                                                                  300                   300
Donated services                                                                  600                   600
Expenses settled with issuance of stock                                        13,333                     -

Changes in operating assets and liabilities
Decrease in prepaid expense                                                       179                     -
Increase (decrease) in accounts payable and accrued liabilities                 2,229                   647
-------------------------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                                          (3,453)                 (735)
-------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Repayment of related party advances                                                 -                  (100)
-------------------------------------------------------------------------------------------------------------------

Net Cash Used by Financing Activities                                               -                  (100)
-------------------------------------------------------------------------------------------------------------------

Decrease in Cash                                                               (3,453)                 (835)

Cash - Beginning of Period                                                      8,199                 6,391
-------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                            4,746                 5,556
-------------------------------------------------------------------------------------------------------------------

Non-Cash Financing Activities

Common shares issued on settlement of expenses                                 80,000                     -
-------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid                                                                       -                     -
Income tax paid                                                                     -                     -


                                       F-3
    (The accompanying notes are an integral part of the financial statements)

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

     In April 2002 the Company issued 600,000 shares at $0.10 per share for cash proceeds of $60,000 pursuant to a private placement memorandum. The Company's officers have committed to fund ongoing operations if the Company is unable to raise adequate financing. The Company filed a 10SB Registration Statement with the United States Securities and Exchange Commission during 2002.

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

     (e) Comprehensive Loss

         The Company applies Financial Accounting Standards Board (FASB) SFAS No. 130 "Reporting Comprehensive Income". As at March 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (f) Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts payable, accrued liabilities and advances payable, approximate their fair value.

     (g) Net Loss Per Share

         The Company computes net loss per share in accordance with SFAS No. 128, "Earning per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted net loss per share (EPS) on the face of the income statement.

         Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive.

     (h) Interim Financial Statements

         The interim unaudited financial statements for the three months ended March 31, 2003 and 2002 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     (i) Stock-Based Compensation

         The Company does not have a stock option plan however issues stock to non-employees for services. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation". Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

     (j) Recent Accounting Pronouncements

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The adoption of this standard did not have a material effect on the Company's financial position and results of operations.

         In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this standard did not have an impact on the Company's financial position and results of operations.

         FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


3.   Related Party Transactions/Balances

     (a) The business plan the Company currently intends to exploit was developed by the President of the Company on behalf of the Company. There was no charge to the Company for these services valued at $200 per month. This related party paid for rent and office costs valued at $100 per month. These services and costs are treated as donated capital and charged to operations of Estimates

     (b) The advances payable of $5,100 are due to the President of the Company on an unsecured, non-interest bearing basis and is payable on demand.

     (c) Consulting expense includes $13,333 of compensation related to the Company's issuance of common stock (see Note 5).


4.   Commitments

     (a) Effective January 1, 2003 the Company terminated a month-to-month financial services contract with an arms length company. The Company had received financial services of $2,000 per month plus reimbursement of out of pocket expenses.

     (b) Effective May 1, 2002 the Company entered into a month-to-month premises lease in Nevada at a rate of $99 per month.



5.   Common Shares

     The Board of Directors approved the issuance of 8,000,000 common shares for consulting services to be provided by the Company's President and a related party. The consulting services to be provided are for a term of 12 months from February 1, 2003 through January 31, 2004 and have a fair value of $80,000. The Company has recorded $13,333 of compensation expense related to this issuance for the period ended March 31, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

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

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES. Our only assets as of March 31, 2003 was cash in the amount of $4,746. In April 2002, we entered into a commitment with an arm's length company for financial services that will require a future cash outlay of $2,000 per month. That agreement was terminated in January 2003. Our president also made us an advance payable of $5,000, which bears no interest and is payable on demand. In May 2002, we entered into a lease for our office space at the rate of $99 month. Our total liabilities were $16,661 as of March 31, 2003, which included accounts payable of $7,561, accrued liabilities of $4,000 and advances payable to a related party of $5,100.

RESULTS OF OPERATIONS. For the three months ended March 31, 2003, we realized no revenue from operations. Our cumulative net loss from our inception on February 3, 1999 to March 31, 2003 was $84,248. Our net loss for the three months ended March 31, 2003 was $20,094. We anticipate that we will begin realizing revenues by Q4 2003 as we anticipate that our operations will commence by Q3 2003. Our prediction regarding when we will begin realizing revenue is subject to many contingencies, including, but not limited to: unforeseen delays in the design of our first line of services; downturn in economic trends; increased cost of operating; and loss of key management.

OPERATING EXPENSES. For the three month period ended March 31, 2003, our operating expenses were $20,094. This was represented by accounting and audit expenses of $800, along with $13,962 in consulting fees, $300 was represented by donated overhead, and $600 was represented by donated services. We also had $2,794 in legal and organizational expenses, $893 in office expenses and $745 in transfer agent and regulatory fees. In comparison, for the three month period ended March 31, 2002, our operating expense were $2,282, represented mostly by accounting and audit fees of $1,350 and donated services of $900. The increase in operating expenses is due to the change in emphasis on our business direction and expenses associated with becoming a public company. Before seeking to develop our current proposed business of online auction services, our initial intent was to seek to provide secure Internet, Intranet and Extranet solutions for the global distribution needs of potential clients. From our inception on February 3, 1999, to March 31, 2003, our cumulative operating expenses have been $84,248.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of March 31, 2003 we had $4,746 in cash resources. We believe that our current cash resources are not sufficient to pay our operating expenses through the next twelve months. There is no guarantee that we will be able to raise the funds we need to pay those operating expenses through that period. However, we anticipate that our officers and directors will fund our operations should the need arise. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Such factors will include those factors discussed below. In addition, we may experience delays in deploying our website. If we are not able to bring our website online as quickly as expected, our ability to earn revenue will be harmed, because our only source of revenue will be for listings on our website. If we are unable to earn revenues, our current resources will be strained to cover any revenue shortfall.

Our plan of operation is materially dependent on our ability to complete the development of our website and raise additional capital to market our services by means of our proposed website. We believe that we will need approximately $15,000 to market our services. Within the next twelve months, we must complete the design and development of our website. We believe we need approximately $30,000 to complete the design and development of our website. We have hired a third party to complete the development of our website. We hope to be able to commence operations and generate revenues by December 2003. Finally, we may need to raise additional working capital either through the sale of our capital stock or through loans. There is no guarantee that we will be able to raise additional capital through the sale of our common stock. Moreover, there is no guarantee that we will be able to arrange for loans on favorable terms, or at all.

We expect to use our current cash resources to pay the following expenses: website development, legal and accounting and initial marketing expenses. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guaranty that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we may be required to limit our proposed website development activities or to obtain funds through entering into arrangements with collaborative partners. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively and beneficially own 8,990,000 shares of our common stock, which equals approximately 48% of our total issued and outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. If our officers and directors loan us operating capital, we will either execute promissory notes to repay the funds or issue stock to those officers and directors. We have not formulated specific repayment terms. We will negotiate the specific repayment terms and whether repayment will be in the form of stock when, and if, funds are advanced by any of our officers and directors.

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

(b) Changes in internal controls. We made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


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

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

On February 28, 2003, our Board of Directors of The Electric Network.com, Inc., a Nevada corporation voted to enter into management contracts with Stephen Hanson, our President and J. David Brow, our Treasurer. Those management contracts have a term of one year beginning February 1, 2003. In exchange for providing management services, our officers each received 4,000,000 shares of our common stock. As a result of these transactions, our total issued and outstanding shares of common stock will be 18,600,000, and the individuals listed below own shares of our stock as indicated.

Security Ownership of Certain Beneficial Owners. The following table specifies the number of shares of common stock owned by beneficial owners of 5% or more of our issued and outstanding common stock.

  ===================== =========================================== ================================= =============================
  Title of Class                     Name and Address                  Amount of Beneficial Owner             Percent of Class
                                   of Beneficial Owner
  --------------------- ------------------------------------------- --------------------------------- -----------------------------
  Common Stock          Stephen Hanson(1)                                   4,990,000 shares                       26.83%
                        3194 Allan Road
                        North Vancouver, BC V7J 3C5
  --------------------- ------------------------------------------- --------------------------------- -----------------------------
  Common Stock          Muir Wood Investment Group IBC(2)                    985,000 shares                        5.30%
                        P.O. Box 156, Hibiscus Square
                        Pond Street, Grand Turk
                        Turks and Caicos Islands, BWI
  --------------------- ------------------------------------------- --------------------------------- -----------------------------
  Common Stock          J. David Brow                                       4,000,000 shares                       21.50%
                        #208-800 North Rainbow Boulevard
                        Las Vegas, Nevada 89107
  --------------------- ------------------------------------------- --------------------------------- -----------------------------
  Common Stock          Michael Kopec                                        950,000 shares                        5.11%
                        1926 West 4th Avenue
                        Vancouver, BC V6J 1M5
  --------------------- ------------------------------------------- --------------------------------- -----------------------------
  Common Stock          Janice Stevens                                       950,000 shares                        5.11%
                        804-1415 West Georgia Street
                        Vancouver, BC V6G 3C8
  --------------------- ------------------------------------------- --------------------------------- -----------------------------
  Common Stock          Caroline Hanson(1)                                  4,990,000 shares                       26.83%
                        3194 Allan Road
                        North Vancouver, BC V7J 3C5
  ===================== =========================================== ================================= =============================
(1)      Caroline Hanson, who owns 950,000 shares of our common stock, is the spouse of Stephen Hanson, who owns 4,040,000 shares of our common stock. Therefore, each beneficially owns 4,990,000 shares of our common stock.
(2)      Ervine Quelch is the authorized signatory of Muir Woods Investment
         Group IBC and exercises voting control on behalf of Apollo Investments
         Limited, the principal shareholder of Muir Woods.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of the Registrant's common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Registrant's common stock indicated as beneficially owned by them.

We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403 of Regulation S-B.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Las Vegas, Nevada, on May 15, 2003.


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

Date: May 15, 2003

/s/ Stephen Hanson
----------------------
Stephen Hanson
Chief Executive Officer and
Chief Financial Officer