Form 10QSB
period 2003-06-30
ELECTRIC NETWORK COM INC
filed 2003-08-14
CIK 1078858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from            to
                                                       ------------  -----------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2003 there were 18,600,000 shares of the issuer's no par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

The Electric Network.com, Inc.
(A Development Stage Company)
Balance Sheets

                                                                                   June 30,        December 31,
                                                                                     2003              2002
                                                                                       $                 $
                                                                                  (unaudited)        (audited)

Assets

Current Assets

Cash                                                                                     79             8,199
Prepaid expenses                                                                          -               179
-------------------------------------------------------------------------------------------------------------------

Total Assets                                                                             79             8,378
-------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable                                                                     10,006             1,532
Accrued liabilities                                                                   4,300             7,800
Advances payable (Note 3(b))                                                          5,100             5,100
-------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    19,406            14,432
-------------------------------------------------------------------------------------------------------------------

Commitments (Note 4)

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a par value of $0.001;
18,600,000 and 10,600,000 issued and outstanding, respectively                       18,600            10,600

Additional Paid in Capital                                                          105,400            33,400

Donated Capital (Note 3(a))                                                          15,300            14,100

Deferred Compensation (Note 5)                                                      (46,667)                -
-------------------------------------------------------------------------------------------------------------------

                                                                                     92,633            58,100

Deficit Accumulated During the Development Stage                                   (111,960)          (64,154)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                         (19,327)           (6,054)
-------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                              79             8,378
-------------------------------------------------------------------------------------------------------------------


                                      F-1
   (The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

                                                    Accumulated from       Three Months Ended           Six Months Ended
                                                    February 3, 1999            June 30,                   June 30,
                                                  (Date of Inception)    ---------------------------------------------------
                                                   to June 30, 2003          2003         2002           2003         2002
                                                          $                    $            $             $             $

Revenue                                                        -                  -            -             -            -
----------------------------------------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                                    11,200              1,850          950         2,650        2,300
  Consulting (Note 5)                                     59,569             20,889        7,920        34,851        7,920
  Donated overhead (Note 3(a))                             5,300                300          300           600          600
  Donated services (Note 3(a))                            10,000                  -          600           600        1,200
  Legal and organizational                                18,973              3,887       25,000         6,681       25,000
  Office                                                   4,443                721        1,364         1,614        1,396
  Transfer agent                                           2,475                 65        1,395           810        1,395
----------------------------------------------------------------------------------------------------------------------------

                                                         111,960             27,712       37,529        47,806       39,811
----------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                 (111,960)           (27,712)     (37,529)      (47,806)     (39,811)
----------------------------------------------------------------------------------------------------------------------------

Loss Per Share                                                 -                  -            -             -            -
----------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding                                      18,600,000   10,200,000    17,267,000   10,200,000
----------------------------------------------------------------------------------------------------------------------------

(Diluted loss per share has not been presented as the result is anti-dilutive)



                                     F-2
   (The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                         2003             2002
                                                                                           $                $

Cash Flows to Operating Activities

Net Loss for the Period                                                                 (47,806)       (39,811)

Adjustments to reconcile net loss to cash
Donated overhead                                                                            600            600
Donated services                                                                            600          1,200
Expenses settled with issuance of stock                                                  33,333              -

Changes in operating assets and liabilities
(Increase) decrease in prepaid expense                                                      179           (175)
Increase (decrease) in accounts payable and accrued liabilities                           4,974         (1,003)
---------------------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                                                    (8,120)       (39,189)
---------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Proceeds form issuance of shares                                                              -          60,000
Repayment of related party advances                                                           -            (100)
---------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                                     -          59,900
---------------------------------------------------------------------------------------------------------------

Increase (decrease) in Cash                                                              (8,120)         20,711

Cash - Beginning of Period                                                                8,199           6,391
---------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                                         79          27,102
---------------------------------------------------------------------------------------------------------------

Non-Cash Financing Activities

Common shares issued on settlement of expenses                                           80,000              -
---------------------------------------------------------------------------------------------------------------

Supplemental Disclosures

Interest paid                                                                                 -              -
Income tax paid                                                                               -              -

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

     A related party advanced $10,000 in July, 2003 to meet ongoing operating obligations. These funds were advanced on an unsecured, non-interest bearing basis and is payable on demand.


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


2.   Summary of Significant Accounting Policies (continued)

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

     (e) Comprehensive Loss

         The Company applies Financial Accounting Standards Board (FASB) SFAS No. 130 "Reporting Comprehensive Income". As at June 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (h) Interim Financial Statements

         The interim unaudited financial statements for the six months ended June 30, 2003 and 2002 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements


2.   Summary of Significant Accounting Policies (continued)

(j)  Recent Accounting Pronouncements

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.


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


3.   Related Party Transactions/Balances

     (a) The business plan the Company currently intends to exploit was developed by the President of the Company on behalf of the Company. There was no charge to the Company for these services valued at $200 per month. Those services became paid for effective February 1, 2003 (see Note 5). This related party paid for rent and office costs valued at $100 per month. These services and costs are treated as donated capital and charged to operations.

     (b) Consulting expense for the six months ended June 30, 2003 includes $33,333 of compensation related to the Company's issuance of common stock to the President of the Company for consulting services (see Note
         5).

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements


3.   Related Party Transactions/Balances (continued)

     (c) The advances payable of $5,100 are due to the President of the Company on an unsecured, non-interest bearing basis and is payable on demand (see Note 6).


4.   Commitments

     (a) Effective January 1, 2003 the Company terminated a month-to-month financial services contract with an arms length company. The Company had received financial services of $2,000 per month plus reimbursement of out of pocket expenses.

     (b) Effective May 1, 2002 the Company entered into a month-to-month premises lease in Nevada at a rate of $99 per month.


5.   Common Shares

     The Board of Directors approved the issuance of 8,000,000 common shares for consulting services to be provided by the Company's President and a related party. The consulting services to be provided are for a term of 12 months from February 1, 2003 through January 31, 2004, which services are valued at $80,000. The Company has recorded $33,333 of compensation expense related to this issuance for the six month period ended June 30, 2003 and the balance of $46,667 is deferred to future periods.


6.   Subsequent Event

     A related party advanced $10,000 in July, 2003 to meet ongoing operating obligations. These funds were advanced on an unsecured, non-interest bearing basis and is payable on demand.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $79 as of June 30, 2003. In April 2002, we entered into a commitment with an arm's length company for financial services that will require a future cash outlay of $2,000 per month. That agreement was terminated in January 2003. Our president also made us a cash advance payable of $5,000, which bears no interest and is payable on demand. In May 2002, we entered into a lease for our office space at the rate of $99 month. Our total liabilities were $19,406 as of June 30, 2003, which included accounts payable of $10,006, accrued liabilities of $4,300 and advances payable to a related party of $5,100. At June 30, 2003, we had a working capital deficiency of 19,327. In July 2003, a related party advanced $10,000 to meet ongoing operational expense. These funds were advanced on an unsecured, non-interest bearing basis and is payable on demand.

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.
--------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues from our inception on February 3, 1999 through the three months ended June 30, 2003.

OPERATING EXPENSES. For the three months ended June 30, 2003, our total expenses were $27,712, which were represented by $1,850 in accounting and audit expenses, $20,889 in consulting expenses, $300 in donated overhead, $3,887 in legal and organizational expenses, $721 in office expenses and $65 in transfer agent expenses. Therefore, for the three months ended June 30, 2003, we experienced a net loss of $27,712. This is in comparison to the three months ended June 30, 2002, where we had total expenses of $37,529, which was represented primarily by $25,000 in legal and organizational expenses, and $7,920 in consulting expenses. The decrease in overall operating expenses from the three months ended June 30, 2003 was largely due to the fact that we incurred expenses associated with becoming a public company in the same perid ending June 30, 2003.

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2003.
----------------------------------------------

RESULTS OF OPERATIONS. For the six months ended June 30, 2003, we realized no revenue from operations. Our cumulative net loss from our inception on February 3, 1999 to June 30, 2003 was $111,960. Our net loss for the six months ended June 30, 2003 was $47,806. We anticipate that we will begin realizing revenues by Q4 2004 as we anticipate that our operations will not commence until Q3 2004. Our prediction regarding when we will begin realizing revenue is subject to many contingencies, including, but not limited to: unforeseen delays in the design of our first line of services; downturn in economic trends; increased cost of operating; and loss of key management.

OPERATING EXPENSES. For the six month period ended June 30, 2003, our operating expenses were $47,406. This was represented by accounting and audit expenses of $2,650, along with $34,851 in consulting fees, which included $33,333 of stock compensation expenses, $600 was represented by donated overhead, and $600 was represented by donated services. We also had $6,681 in legal and organizational expenses, $1,614 in office expenses and $810 in transfer agent fees. In comparison, for the six month period ended June 30, 2002, our operating expense were $39,811, represented mostly by legal and organizational expenses of $25,000, consulting expenses of $7,920 and accounting and audit fees of $2,300. The increase in operating expenses is largely due to the increase in consulting fees of $26,931 for the six month period ending June 30, 2003 compared to the same period in the prior year, and decrease in legal fees of $18,319 for the six month period ending June 30, 2003 compared to the same period in the prior year. From our inception on February 3, 1999, to June 30, 2003, our cumulative operating expenses have been $111,960.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. As of June 30, 2003 we had no cash resources, however, we raised $10,000 in July 2003. We will need a continuing source of funds to pay our operating expenses through the next twelve months. There is no guarantee that we will be able to raise the funds we need to pay those operating expenses through that period. However, we anticipate that our officers and directors will fund our operations through this period of time. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Such factors will include those factors discussed below. In addition, we may experience delays in deploying our website. If we are not able to bring our website online as quickly as expected, our ability to earn revenue will be harmed, because our only source of revenue will be for listings on our website. If we are unable to earn revenues, our current resources will be strained to cover any revenue shortfall.

Our plan of operation is materially dependent on our ability to complete the development of our website and raise additional capital to market our services by means of our proposed website. We believe that we will need approximately $15,000 to market our services. Within the next twelve months, we must complete the design and development of our website. We believe we need approximately $30,000 to complete the design and development of our website. We have hired a third party to complete the development of our website. We hope to be able to commence operations and generate revenues by December 2004. Finally, we may need to raise additional working capital either through the sale of our capital stock or through loans. There is no guarantee that we will be able to raise additional capital through the sale of our common stock. Moreover, there is no guarantee that we will be able to arrange for loans on favorable terms, or at all.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

On February 28, 2003, our Board of Directors voted to enter into management contracts with Stephen Hanson, our president and J. David Brow, our secretary and treasurer. Those management contracts have a term of one year beginning February 1, 2003. In exchange for providing management services, these officers each received 4,000,000 shares of the Registrant's common stock. As a result of these transactions, our total issued and outstanding shares of common stock will be 18,600,000, and the individuals listed below own shares of our stock as indicated.


  Title of Class                     Name and Address             Amount of Beneficial Owner             Percent of Class
                                   of Beneficial Owner
  --------------------- -------------------------------------- --------------------------------- ---------------------------------
  Common Stock          Stephen Hanson(1)                              4,990,000 shares                       26.83%
                        3194 Allan Road
                        North Vancouver, BC V7J 3C5
  --------------------- -------------------------------------- --------------------------------- ---------------------------------
  Common Stock          J. David Brow                                  4,000,000 shares                       21.50%
                        #208-800 North Rainbow Boulevard
                        Las Vegas, Nevada 89107
  --------------------- -------------------------------------- --------------------------------- ---------------------------------
  Common Stock          Caroline Hanson(1)                             4,990,000 shares                       26.83%
                        3194 Allan Road
                        North Vancouver, BC V7J 3C5
  --------------------- -------------------------------------- --------------------------------- ---------------------------------
  Common Stock          All officers and directors as a group          8,990,000 shares                       48.33%
  ===================== ====================================== ================================= =================================

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Las Vegas, Nevada, on August 13, 2003.


The Electric Network.com, Inc.


By:      /s/ Stephen Hanson
         ---------------------------------
         Stephen Hanson
Its:     Chief Executive Officer and Chief
         Financial Officer

CERTIFICATIONS
--------------

I, Stephen Hanson, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of The Electric Network.com, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date: August 13, 2003

/s/ Stephen Hanson
----------------------
Stephen Hanson
Chief Executive Officer and
Chief Financial Officer