Form 10QSB
period 2003-09-30
ELECTRIC NETWORK COM INC
filed 2003-11-14
CIK 1078858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 000-49891

                         THE ELECTRIC NETWORK.COM, INC.
                         ------------------------------
          (Exact name of small business issuer as specified in charter)

                                Nevada 33-0860242
                (State or other jurisdiction of (I.R.S. Employer
               Incorporation or organization) Identification No.)

                        #208-800 North Rainbow Boulevard
                             Las Vegas, Nevada 89107
               (Address of principal executive offices) (Zip Code)

                            (702) 948-5072 (Issuer's
                                telephone number)

                                       N/A
      (Former name, address, and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ] and (2 ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

             Class                         Outstanding as of November 14, 2003
             -----                         -----------------------------------
Common Stock, $0.001 per share                         18,600,000

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                         TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS                                           F1-F9

ITEM 2      MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                    10

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13

            CONTROLS AND PROCEDURES
ITEM 4                                                                       13
            OTHER INFORMATION
PART II                                                                      13
            LEGAL PROCEEDINGS
ITEM 1                                                                       13
            CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 2                                                                       13
            DEFAULTS UPON SENIOR SECURITIES
ITEM 3                                                                       13
            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4                                                                       14
            OTHER INFORMATION

ITEM 5      EXHIBITS AND REPORTS ON FORM 8-K                                 14

ITEM 6      SIGNATURES                                                       14

            CERTIFICATES

PART 1    FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


The accompanying balance sheets of The Electric Network.com, Inc at September 30, 2003 and December 31, 2002 and the statement of operations and statement of cash flow for the nine months ended September 30, 2003 and 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                         THE ELECTRIC NETWORK.COM, INC.
                          (a Development Stage Company)
                                  BALANCE SHEET

                                                                                 September 30,     December 31,
                                                                                     2003              2002
                                                                                       $                 $
(unaudited) (audited)

Assets

Current Assets

Cash                                                                                     13             8,199
Prepaid expenses                                                                          -               179
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                             13             8,378
-------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable                                                                      6,566             1,532
Accrued liabilities                                                                   4,000             7,800
Advances payable (Note 3(b))                                                         15,100             5,100
-------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                    25,666            14,432
-------------------------------------------------------------------------------------------------------------------

Commitments (Note 4)

Stockholders' Deficit

Common Stock, 100,000,000 common shares authorized with a par value of $0.001;
18,600,000 and 10,600,000 issued and outstanding, respectively                       18,600            10,600

Additional Paid in Capital                                                          105,400            33,400

Donated Capital (Note 3(a))                                                          15,600            14,100

Deferred Compensation (Note 5)                                                      (26,667)                -
-------------------------------------------------------------------------------------------------------------------
                                                                                    112,933            58,100

Deficit Accumulated During the Development Stage                                   (138,586)          (64,154)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                         (25,653)           (6,054)
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                              13             8,378
-------------------------------------------------------------------------------------------------------------------





(The accompanying notes are an integral part of the financial statements)

                         THE ELECTRIC NETWORK.COM, INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Accumulated from
                                                   February 3, 1999       Three Months Ended         Nine Months Ended
                                                 (Date of Inception)        September 30,              September 30,
                                                 to September 30, 2003   ---------------------------------------------------
                                                                          2003         2002          2003         2002
                                                          $                 $            $            $             $

Revenue                                                        -                  -            -             -            -
----------------------------------------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                                    12,700              1,500          975         4,150        3,275
  Consulting (Note 5)                                     79,570             20,001        6,280        54,852       14,200
  Donated overhead (Note 3(a))                             5,600                300          300           900          900
  Donated services (Note 3(a))                            10,000                  -          600           600        1,800
  Legal and organizational                                23,183              4,211            -        10,892       25,000
  Office                                                   5,058                615          758         2,229        2,154
  Transfer agent                                           2,475                  -            -           810        1,395
----------------------------------------------------------------------------------------------------------------------------
                                                         138,586             26,627        8,913        74,433       48,724
----------------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                                 (138,586)           (26,627)      (8,913)      (74,433)     (48,724)
----------------------------------------------------------------------------------------------------------------------------
Loss Per Share                                                 -                  -            -             -            -
----------------------------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding                                      18,600,000   10,600,000    17,711,000   10,333,000
----------------------------------------------------------------------------------------------------------------------------
                     (Diluted loss per share has not been presented as the result is anti-dilutive).



(The accompanying notes are an integral part of the financial statements)

                         THE ELECTRIC NETWORK.COM, INC.
                          (a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                           2003             2002
                                                                             $                $
Cash Flows to Operating Activities

Net Loss for the Period                                                     (74,433)         (48,724)

Adjustments to reconcile net loss to cash
Donated overhead                                                                900              900
Donated services                                                                600            1,800
Expenses settled with issuance of stock                                      53,333                -

Changes in operating assets and liabilities
(Increase) decrease in prepaid expense                                          179             (175)
Increase (decrease) in accounts payable and accrued liabilities               1,235           (1,003)
--------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                       (18,186)         (47,202)
--------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Proceeds form issuance of shares                                                  -           60,000
Advances (repayment) of related party advances                               10,000             (100)
--------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                    10,000           59,900
--------------------------------------------------------------------------------------------------------
Increase (decrease) in Cash                                                  (8,186)          12,698

Cash - Beginning of Period                                                    8,199            6,391
--------------------------------------------------------------------------------------------------------
Cash - End of Period                                                             13           19,089
--------------------------------------------------------------------------------------------------------
Non-Cash Financing Activities

Common shares issued on settlement of expenses                               80,000                -
--------------------------------------------------------------------------------------------------------

Supplemental Disclosures

Interest paid                                                                     -                -
Income tax paid                                                                   -                -



(The accompanying notes are an integral part of the financial statements)

                         THE ELECTRIC NETWORK.COM, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (Unaudited)

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

         A related party advanced $10,000 in July, 2003 to meet ongoing operating obligations. This loan was advanced on an unsecured, non-interest bearing basis and is payable on demand.

2.       Summary of Significant Accounting Policies

         (a)      Year End

         The Company's fiscal year end is December 31.

                         THE ELECTRIC NETWORK.COM, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (Unaudited)

2.       Summary of Significant Accounting Policies (continued)

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

         (e)      Comprehensive Loss

          The Company applies Financial Accounting Standards Board (FASB) SFAS No. 130 "Reporting Comprehensive Income". As at September 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

                         THE ELECTRIC NETWORK.COM, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (Unaudited)

2.       Summary of Significant Accounting Policies (continued)

         (h)      Interim Financial Statements

         The interim unaudited financial statements for the nine months ended September 30, 2003 and 2002 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

                         THE ELECTRIC NETWORK.COM, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (Unaudited)

2.       Summary of Significant Accounting Policies (continued)

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

         FASB has also issued SFAS No. 149 but it will not have any relationship to the operations of the Company therefore a description of its impact on the Company's operations has not been disclosed.

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

     (b) Consulting expense for the nine months ended September 30, 2003 includes $53,333 of compensation related to the Company's issuance of common stock to the President of the Company for consulting services (see Note 5).

     (c) The advances payable of $15,100 are due to the President of the Company and a company controlled by the President of the Company on an unsecured, non-interest bearing basis and are payable on demand.

4.       Commitments

     (a) Effective January 1, 2003 the Company terminated a month-to-month financial services contract with an arms-length company. The Company had received financial services of $2,000 per month plus reimbursement of out of pocket expenses.

     (b) Effective May 1, 2002 the Company entered into a month-to-month premises lease in Nevada at a rate of $99 per month.

                         THE ELECTRIC NETWORK.COM, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2003 and 2002
                                   (Unaudited)

5.       Common Shares

         The Board of Directors approved the issuance of 8,000,000 common shares for consulting services to be provided by the Company's President and a related party. The consulting services to be provided are for a term of 12 months from February 1, 2003 through January 31, 2004, which services are valued at $80,000. The Company has recorded $53,333 of compensation expense related to this issuance for the nine month period ended September 30, 2003 and the balance of $26,667 is deferred to future periods

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $13 as of September 30, 2003. In April 2002, we entered into a commitment with an arm's length company for financial services that required a future cash outlay of $2,000 per month. That agreement was terminated in January 2003. Our president has made cash advances to us totaling $15,000, which bears no interest and is payable on demand. In May 2002, we entered into a lease for our office space at the rate of $99 month. Our total liabilities were $25,666 as of September 30, 2003, which included accounts payable of $6,566, accrued liabilities of $4,000 and advances payable to a related party of $15,100. At September 30, 2003, we had a working capital deficiency of $25,653. These funds were advanced on an unsecured, non-interest bearing basis and is payable on demand.

RESULTS OF OPERATIONS

For the Three Month Periods Ended September 30, 2003 and 2002.
-------------------------------------------------------------

Results of Operations. We have realized no revenues from our inception on February 3, 1999 through September 30, 2003.

Operating Expenses. For the three months ended September 30, 2003, our total expenses were $26,627, which were represented by $1,500 in accounting and audit expenses, $20,001 in expenses, $300 in donated overhead, $4,211 in legal expenses and $615 in office expenses. Therefore, for the three months ended September 30, 2003, we experienced a net loss of $26,627. This is in comparison to the three months ended September 30, 2002, where we had total expenses of $8,913, which was represented primarily by $6,280 in consulting expenses. The increase in overall operating expenses from the three months ended September 30, 2002 was largely due to increased stock compensation expenses. See Part II, Item 5 of this Form 10-QSB for further details on this issuance.

For the Nine Month Periods Ended September 30, 2003 and 2002.
-------------------------------------------------------------

Results of Operations. For the nine months ended September 30, 2003, we realized no revenue from operations. Our cumulative net loss from our inception on February 3, 1999 to September 30, 2003 was $138,586. Our net loss for the nine months ended September 30, 2003 was $74,433. We anticipate that we will begin realizing revenues by Q4 2004 as we anticipate that our operations will not commence until Q3 2004. Our prediction regarding when we will begin realizing revenue is subject to many contingencies, including, but not limited to: unforeseen delays in the design of our first line of services; downturn in economic trends; increased cost of operating; and loss of key management.

Operating Expenses. For the nine month period ended September 30, 2003, our operating expenses were $74,433. This was represented by accounting and audit expenses of $4,150, along with $54,852 in consulting fees, which included $53,333 of stock compensation expenses, $900 was represented by donated overhead, and $600 was represented by donated services. See Part II, Item 5 of this Form 10-QSB for further details on the issuance of stock for compensation paid to our President for his services to January 31, 2004. We also had $10,892 in legal and organizational expenses, $2,229 in office expenses and $810 in transfer agent fees. In comparison, for the nine month period ended September 30, 2002, our operating expense were $48,724, represented mostly by legal and organizational expenses of $25,000, consulting expenses of $14,200 and accounting and audit fees of $3,275. The increase in operating expenses is largely due to the increase in consulting fees of $54,852 for the nine month period ending September 30, 2003 compared to $14,200 in the same period in the prior year, and the decrease in legal fees to $10,892 for the nine month period ending September 30, 2003 from $25,000 for the nine month period ending September 30, 2002. From our inception on February 3, 1999, to September 30, 2003, our cumulative operating expenses have been $138,586.

Our Plan of Operation for the next Twelve Months. As of September 30, 2003 we had no cash resources. We will need a continuing source of funds to pay our operating expenses through the next twelve months. There is no guarantee that we will be able to raise the funds we need to pay those operating expenses through that period. However, we anticipate that our officers and directors will fund our operations through this period of time. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Such factors will include those factors discussed below. In addition, we may experience delays in deploying our website. If we are not able to bring our website online as quickly as expected, our ability to earn revenue will be harmed, because our only source of revenue will be for listings on our website. If we are unable to earn revenues, our current resources will be strained to cover any revenue shortfall.

Our plan of operation is materially dependent on our ability to complete the development of our website and raise additional capital to market our services by means of our proposed website. We believe that we will need approximately $15,000 to market our services. Within the next twelve months, we must complete the design and development of our website, for which we believe we will need approximately $30,000. We have hired a third party to complete the development of our website. We hope to be able to commence operations and generate revenues by December 2004. Finally, we may need to raise additional working capital either through the sale of our capital stock or through loans. There is no guarantee that we will be able to raise additional capital through the sale of our common stock. Moreover, there is no guarantee that we will be able to arrange for loans on favorable terms, or at all.

We expect to use any current cash resources to pay for website development, legal and accounting and initial marketing expenses. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guaranty that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we may be required to limit our proposed website development activities or to obtain funds through entering into arrangements with collaborative partners. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively and beneficially own 8,990,000 shares of our common stock, which equals approximately 48% of our total issued and outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. If our officers and directors loan us operating capital, we will either execute promissory notes to repay the funds or issue stock to those officers and directors. We have not formulated specific repayment terms. We will negotiate the specific repayment terms and whether repayment will be in the form of stock when, and if, funds are advanced by any of our officers and directors.

Once our software has been completely developed, we anticipate that we will then focus much of our efforts on the marketing of our services to individuals and businesses. We believe that our management and contractors that we anticipate hiring will contact several leads and meet with these clients to help build our service.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to foreign currency risk due to the Company's revenue transactions being conducted in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a-14(c) and 15d- 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

CHANGES IN INTERNAL CONTROLS

There were not significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its mineral claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has outstanding 18,600,000 shares of common stock outstanding. On February 28, 2003 the Company issued a total of 8,000,000 shares of its common shares to its management at a price of $0.01 per share in exchange for consulting services valued at $80,000. These securities were issued in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

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

------------------ --------------------------------------- --------------------------- ----------------------
 Title of Class               Name and Address             Amount of Beneficial Owner      Percent of Class
                            of Beneficial Owner
------------------ --------------------------------------- --------------------------- ----------------------
Common Stock       Stephen Hanson(1)                       4,990,000 shares            26.83%
                   3194 Allan Road
                   North Vancouver, BC V7J 3C5
------------------ --------------------------------------- --------------------------- ----------------------
Common Stock       J. David Brow                           4,000,000 shares            21.50%
                   #208-800 North Rainbow Boulevard
                   Las Vegas, Nevada 89107
------------------ --------------------------------------- --------------------------- ----------------------
Common Stock       Caroline Hanson(1)                      4,990,000 shares            26.83%
                   3194 Allan Road
                   North Vancouver, BC V7J 3C5
------------------ --------------------------------------- --------------------------- ----------------------
Common Stock       All officers and directors as a group   8,990,000 shares            48.33%
------------------ --------------------------------------- --------------------------- ----------------------
(1) Caroline Hanson, who owns 950,000 shares of our common stock, is the spouse of Stephen Hanson, who owns 4,040,000 shares of our common stock. Therefore, each beneficially owns 4,990,000 shares of our common stock.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed below and are incorporated herein by this reference.

Exhibit 99.1 Certificate pursuant to Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ELECTRIC NETWORK.COM, INC.

November 14, 2003


/s/ Stephen Hanson
-----------------------
Stephen Hanson
President, Chief Financial Officer