Form 10KSB
period 2003-12-31
ELECTRIC NETWORK COM INC
filed 2004-04-09
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2003
Commission File Number 000-49891

THE ELECTRIC NETWORK.COM, INC.
(Exact name of registrant as specified in charter)

Delaware	33-0860242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1400-1500 West Georgia Street, Vancouver BC	V6G 2Z6
(Address of principal executive offices)	(Zip Code)

(702) 948-5072
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes    ☒    No   ☐      (2) Yes    ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuers knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The Issuer's revenues for its most recent fiscal year: Nil

As of March 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the price at which the Issuers common equity was last sold, was $2,325,750 based upon the price of $0.25/per share.

As of March 31, 2004, the Company has 18,803,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes   ☐     No    ☒

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits required by Part III, Item 13 have been incorporated by reference from the Issuer’s previously filed 10-SB and SB-2 Registration Statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Background. We were incorporated in Nevada on February 3, 1999. Effective March 31, 2004 we changed our state of domicile to Delaware. Our change of domicile was effected through the merger of The Electric

Network.com, Inc., a Nevada corporation with and into The Electric Network.com, Inc., a Delaware corporation, which was a wholly-owned subsidiary of the Nevada corporation. As a result of the reincorporation, the Delaware corporation was the surviving and resulting company.

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

Focusing on one location will allow us to grow our business at a steady rate so that we can cater to our users needs and make sure they are satisfied with our service. Our intention is to ensure that the auction process is a positive experience for both buyer and seller by offering a local auction. Since our users are from the same area we believe they will have a more direct line of communication and that is will help create a greater sense of confidence. With a greater sense of confidence we anticipate that this will lead to an overall increase in transactions.

Our proposed website will be developed, operated and maintained in Vancouver, British Columbia. We intend to operate a “search and find” based website designed to link parties offering items or services for sale or seeking items or services for purchase. We intend to distinguish our website from online auction sites such as eBay or uBid.com by not relying solely on the exchange of goods. Instead, we intend to facilitate the online sale in an auction-style format of anything with a perceived value, whether it is goods, services or intangible items. Examples of intangible items include things such as domain names, copyrights or timeshare swaps. Initially, we hope to cater to the broad market consisting of individuals or businesses in the Greater Vancouver area with a computer and Internet access and a need to buy or sell products or services.

We are currently configuring our auction software which we purchased from PHP Auction found at http://www.phpauction.org PHP Auction provides off-the-shelf software that is intended for use on servers which run Linux or Unix. We chose the PHP software because we are currently running Linux on our server and we believe that this is the most cost effective way to launch our services with our current budget. The cost savings in buying an off-the-shelf product will allow us to allocate most of our budget to advertising and marketing. We believe that once we customize this software we will be able to offer our users a comparable online auction to that of Ebay and Ubid.

We expect to have our auction software configured within the next 30 to 90 days and that we will begin our soft-launch within this period. Once configured our website will enable users to browse through listed items or services for sale or exchange in a fully automated, topically arranged online service that will be easy to use and available 24 hours a day, seven days a week.

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

Although we originally intended to develop our own proprietary technology, our management has concluded that it will be more cost-effective to purchase already existing technology from PHPAuction. We anticipate this technology will help expedite the exchange of goods and services and concurrently help create a new niche market. This technology allows sellers to post items for buyers to browse and bid on. Along with the exchange of goods , PHPAuction also offers a forum for the exchange of services of interest to both consumers and businesses. By developing our business locally and seeking international exposure to additional Internet users, we hope our service will become popular because of the value created in our software.

We are in the process of customizing the PHP Auction software to meet our needs and we anticipate conducting a soft launch of our website within the next few months. The soft-launch will consist of sending e-mails to friends and family and asking them to register at our website to participate in a live test of our software. We anticipate that we will be in the soft launch phase for three to six months. The main objective during our soft launch period is to find any discrepancies with the software and correct these before introducing our website to the public. Once we have made any necessary revisions to our software based on the feedback from our friends and family, we will then prepare for a full launch.

Since we intend to operate on the local level and slowly grow into other areas, our full launch will mainly consist of local advertising using cost effective media such as local cable channels, newspapers and banner ads on various Vancouver-based websites. While we intend to spend some money on these forms of advertising, we intend to focus most of our attention on word of mouth advertising. We believe that this will be a much longer process than our soft launch and we may continue to be in this phase anywhere from eight to twelve months. During this time, we hope to attract several thousands of users to our website. If the launch of our service in Vancouver is successful, we will then attempt to expand our operations into Washington State and Oregon. We anticipate that expanding into Washington will take a minimum of six months and to reach Oregon may take an additional six months. Although we have intentions to meet all of these objectives, we may have difficulties doing so should our software remain in a testing phase for too long or if the programmers that we contract can not make timely updates to our software.

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

Our Anticipated Revenue Sources.

User Fees. Our business model is based on the exchange of goods and services over our website. We intend to charge sellers a fee to list their item or items on our site that is proportional to the sellers’ estimated value of the item. We anticipate we will also charge an add-on listing fee for features that enhance their listing such as bold font, color backgrounds and prime locations. We expect that these features could account for a great majority of our revenue and we will continually survey our users on the effectiveness of the add-ons to provide more accurate information to our sellers.

Along with the listing fees charged to sellers, we expect we will also charge a buyers’ premium to users that purchase an item on our site. We anticipate that this premium will depend on the dollar value of the item they purchase. When a buyer has met the seller’s asking price, the buyer will then pay the seller the price of the product and pay us a buyers’ premium on the item, as a percentage of the final sale price that varies with that price. We hope that these fees will be our source of revenues, though we also hope to compete with other more established online auction sites by charging lower fees than these other sites. Even though some such sites do not charge buyers’ premiums, we anticipate that the selection of items we are able to offer will nonetheless attract buyers to our proposed site.

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

Our Industry. We believe that our business model has the potential to be successful, based on the increasing Internet population and the expanded use of e-commerce. We believe that growth in this sector presents income opportunities to various businesses that offer products of interest to the consumer. In our estimation, the success of any web-based company depends directly on the amount of user traffic that can be attracted to the website. As more users turn to the Internet as a place to shop for, purchase and sell goods and services, we believe that there will be growing demand for new online sites such as our proposed site. We believe that as more Internet users spend more time buying and selling online, there will be an increase in online transactions and an increase in the demand for locations to conduct business online. We also believe that as Internet users spend more time online, they will seek new marketplaces to conduct these transactions. Therefore, we believe that the current growth in the use of the Internet, in general, will allow us to attract more users to our proposed website. The more transactions we can facilitate by means of our proposed website will, in turn, will help increase our revenue-generating opportunities. Once our website is fully operational, we believe that our service will become more popular as an alternative online auction site because of the range of available products, services and intangible items that we hope to offer. Although we are not comparing ourselves to Ebay.com we do however anticipate that building our business on the local level will allow us to penetrate this market at a steady rate. Working with local businesses and relying on the strength of our product we should be able to generate revenues our first year of operation. We believe that traffic can be attracted to a given website either by targeted online advertising, which can be costly, or through word-of-mouth advertising among users and among people in the same community.

We anticipate marketing our business and drawing traffic to our proposed website on a word-of-mouth basis. We hope to begin our marketing efforts in the Greater Vancouver area, and after gaining a foothold there, continue those efforts with other metropolitan areas in the Northwest. We believe that the Internet as a buying and selling tool is effective whether it creates an international or local market. We will attempt to limit our Internet exposure to that immediate area by not listing our site with major search engines, except as a Vancouver-specific website. For example, search engines have pages tailored to users located in a specific metropolitan area, and we would seek to post a link to our website on a page or site dedicated to Vancouver area residents and businesses. We hope to be able to offer our online auction services to local businesses that our management can personally visit, to help those businesses offer or obtain goods and services in which they wish to deal. By developing our business on a more localized level, we believe that this will allow us the opportunity to grow our operations at a steady rate without being overwhelmed by international growth of our service. Making use of word-of-mouth advertising will also allow us to save thousands of dollars on marketing and instead allocate this toward software development.

Member Registration. We anticipate structuring our exchange model as a membership-driven service:

Sellers: In order for users to list their items in the live marketplace, they must first register as a user by clicking on the “become a member” link on our home page and filling out the subsequent registration form. Once registered, users will then be able to login as a registered member and start posting items on our website. Posting an item involves a few simple steps, including designing an advertisement for their item, uploading pictures and setting a minimum bid for their item. Once the member has submitted an item for sale, the seller can then watch how many bidders bid on the item while logged in to our website.

Buyers: When potential buyers arrive at our site, they can browse a sample selection of items listed on our site. However, should a buyer want to bid on an item, the buyer must then register as a new member or login as an existing member. Once logged in as an Electric Network member, these new users can then start bidding on any item that interests them.

Payment: When the buyer and seller agree on the final sale price of an item, they must then arrange for the delivery of goods and payment through one of the sources we recommend. We intend to use FedEx as our only parcel delivery service and PayPal as our main source of enabling buyers to send money to sellers. Once the seller has received funds from the buyer, the seller is then obligated to send the merchandise to the buyer. By using FedEx to ship the package, we hope to be able to offer a shipping discount to the seller based on our anticipated partnership with FedEx. We have not yet entered any arrangement with FedEx or PayPal.

Exchange of Services. Along with being a forum for the buying and selling of goods, we also intend to create a new market niche by offering the exchange of services. We believe that this niche comprises of facilitating the exchange services, as follows:

I. Providing a marketplace for businesses to bid on potential employees.

We believe that companies have begun to seek employees through job search websites such as monster.com. With our auction model, we anticipate that job opportunities would be listed on our site and potential candidates obtained through employment agencies would be able to submit a bid for the job. Although we anticipate that employment agencies will be interested in our service, there is no guarantee that they will engage our service. To date, we have not contacted any of these agencies, nor have we entered into any contracts with any of these agencies to provide our services. Once the company has accepted the bid, the transaction is not completed until the company interviews and hires the employee. Having hired the employee, the company will be obligated to pay us the buyers’ premium for our service. We hope to serve as a central clearing-house where matches can be made between employment agency candidates and businesses seeking employees. We intend to acquire our job vacancy notices by offering our business users a free Internet location to list their job openings, increasing the exposure that those vacancies will receive without adding cost to those businesses listing through us. We hope that in this way we will acquire job listings, even though some of these businesses will also list their vacancies with agencies and job search engines for a fee. We believe our service will be attractive to those businesses seeking employees, enabling them to increase the number of applicants for a given position they will receive, without increased cost. Then, we hope to offer these listed jobs to employment agencies, who have already screened the pool of applicants they represent, which will help to insure that ultimately, only qualified applicants are sent for interview with the businesses seeking employees. We anticipate that our revenue from offering this will be generated from a portion of the fee the hiring business pays the agency. As with our other proposed online goods and services offered, we anticipate beginning with job listings from the Vancouver area.

II. Providing a marketplace for businesses to bid on a job contract.

We believe that there has been increased competition among businesses attempting to land a contract for a major project or job. By using our software, we believe that such companies will be able to access requests for proposals in their area and make a bid to get the job. When the auction has closed, the employer will achieve the lowest cost and be able to select the company they want to do the work. When the bidding process starts for job auctions, the employer sets the maximum price they can pay for the job; companies interested in doing the work will bid the price down, as the lowest bid will often win. This auction format keeps contractors competitive in offering bids, as the employer gets to see what the going rate is for such a job. By offering our business users a way to list a job contract using a reverse auction format, we believe that our business users will be able to get the most competitive bid possible. We anticipate being able to attract companies to use our listings for construction and other contracts they need completed through personal marketing of our services, beginning in the Vancouver area. We hope to generate revenues from this model by charging the contract offeror both a small listing fee and a premium based on the final bid.

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

We believe that consumers and homeowners looking for a service to be performed can post a description of the project they need done, along with the price range they are willing to pay, and that businesses browsing our site can submit a bid to do the service. An example of this would be a consumer needing their carpets cleaned. As this item is posted, carpet cleaning companies accessing our site would be directed to this job and compete for the consumer’s business. The company that gets the job will pay us a buyers’ premium.

Our Software. We are in the process of configuring our software for use on our proposed website located at www.electricnetwork.com. We anticipate that this software will allow thousands of users to participate simultaneously in a live auction from the comfort of their own homes or offices. We anticipate that our service will be a peer-to-peer auction such that we are never in possession of any of the goods or services offered on our site. The software that we have purchased from PHP Auction has all of the features that Ebay has in a customizable package so that we can tailor it to our users.

PHP Auction is the perfect software for a small business because it is intended to run on a server with open source software such as Linux, Apache and MySQL. The use of this software has significantly reduced our development costs and we believe that we will be able to allocate these resources to a more comprehensive marketing strategy. Aside from the database functions, we anticipate that most of the features of our software will be web-based, as described in the website section below. Now that we have a complete auction software package we will now spend the next six to twelve months testing the software and embarking on a soft-launch.

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

We also hope to have our website designed to make it simple for users to easily register and start bidding shortly after first entering our site. To accomplish this, we believe that dividing the site into buyers’ and sellers’ portals will streamline this process. We anticipate that users interested in selling an item will need only to click the “sell” button on our splash page to enter the sellers’ portal, and buyers can click the “buy” button to enter the buyer’s site.

Once at the desired portal, we anticipate that the user can then either login as a registered user or register as a new user. We anticipate that our service will allow users to create user identities that will track their shopping or selling preferences. We hope our users will log in using their established user identity every time they access our site so that they can have full access to their preferences without having to waste time looking for what they want. To reinforce the importance of logging in, we only intend to display select items on our “browsers’ pages” and by logging in, these users will be able to view all of the items that are available. We anticipate we will also make use of cookies to remember our users every time they visit our site, making logging in easier.

There are several features that we intend to offer to our users:

Edit profile	When logged in to the members’ area, we anticipate that users will be able to update their information by clicking on this link. Members can change their address, user information and password.

Submit a comment
Should a user want to contact us for any reason, we expect that we will design this link for users to send their comments to customer service; we anticipate being able to address their request within 24 hours.

Edit a listing
When a user wants to change anything pertaining to their item or items listed on our site, we expect they will be able to edit such details as the listing’s text, picture, or price. Also, we anticipate that this area will enable users to upload new pictures of their items, change the text and also purchase add-on features. We expect to design this feature such that users can edit their items up until the expiration of their auction time.

List items for sale
We anticipate we will design this site to function as follows: to list an item for sale, the user will through various steps to customize their offering and further describe their item. The user must select a category for their item, along with a start and close date, minimum bid and reserve price. The user must then enter the text to describe the item and decide whether to use any ad-on features to enhance the listing. The fully customized listing can then be “posted” to the live marketplace.

Bid on an item
We believe this feature will function as follows: users wishing to bid on an item find the item in the marketplace and click the “bid” link next to the listing. The bidders’ page will allow a prospective buyer to enter a dollar amount for the item they wish to bid on. Users must enter a value equal to or great than the asking price or the next highest bid. The bid will be saved to the bidder’s profile and the user can view their bid history on the item anytime they login.

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

To attract users to our site, we must offer a competitive range of services that are easy to use. We intend to build a product comparable to that of our competitors, but one that is more user-friendly, helping sellers sell and buyers find what they want faster than our competitors’ websites. During the development of the website, we anticipate performing usability testing to determine the most efficient design for our service to help us attract more users to our site.

We believe that our pricing strategy will be the primary incentive for buyers and sellers to use our service. By charging lower listing fees and minimal buyers’ premiums, we anticipate increasing numbers of users will use our service over eBay and uBid and other competitors because of our combination of goods and services offered by sellers, and a wider array of items available. We intend to aggressively maintain lower costs to ensure that our users are paying the lowest fees possible. We expect that this commitment to our users will help build loyalty, and we believe that this will bring in more referrals and help increase our revenues and profitable operations.

Based on the success of our proposed website, we hope to generate interest from other companies to license our technology for their own use. By continually upgrading our software, we expect that our anticipated software will appreciate in value, and that licensing our software may become a large portion of our planned revenue.

Marketing Strategy. Our primary marketing strategy is focused on word-of-mouth marketing that will be conducted through our directors. We believe that our directors’ business skills will help form relationships with Vancouver based business owners so that we can build our user base. We believe that as a small business, word-of-mouth is our best option due to the high cost of advertising. We also believe that Vancouver residents may use our service over other online auctions due to a sense of loyalty to their community. When we launch our service, we intend to emphasize our commitment to the community and that our service is for the Vancouver area by featuring Vancouver events and photos on our website.

We expect that most of our initial development efforts will focus on customizing the PHP Auction to suit our needs. We currently host our website on Mr. Rudover’s server which is co-located at Binary Environments. We may purchase our own server in the future should we require more memory, larger storage or faster processing speed. We are on a month-to-month basis with Binary Environments and we can access our server during standard business hours should we need to upgrade any hardware.

While the software is being customized, we anticipate we will also begin researching the Vancouver area for strategic alliances. Through our research into the Vancouver market, we will try to develop relationships with local businesses so that we can try to pre-sell our inventory listings. “Pre-selling” our inventory takes place when a company or an individual agrees to use our service to list their item that they intend to sell by paying a reserve price that will be credited to their account. Once our software has been fully developed and our service is ready to be used by the public, the users that pre-listed with us will receive a prime display with free add-on features. We hope that these incentives will persuade users to pre-register with us so that we will be able to display several items on our first day of operation. Based on the success of this test market, we anticipate that we will then expand our business by focusing on other metropolitan areas such as Portland, Oregon and Los Angeles, California. We feel that developing our business on the West Coast will allow us to create a favorable reputation and expand our success further.

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

  complete construction of our website and continuously upgrade our services;
  generate high levels of interest and awareness in our name brand;
  encourage consumers to visit our proposed website;
  encourage repeat customers by rewarding customer loyalty;
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

Our success depends in part upon our ability to preserve our intellectual property rights, or the rights we may acquire in the future. Our success will also depend in part on our ability to operate without infringing the proprietary rights of other parties. We may also rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Our website is currently being developed, and we own the domain name www.electricnetwork.com. Under current domain name registration practices, no one else can obtain a domain name identical to ours, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

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

Employees. As of March 31, 2004, we had no employees, other than our officers.

Facilities. Our corporate offices are located at Suite 1400 – 1500 West Georgia Street Vancouver British Columbia Canada V6G 2Z6.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate and operational offices are located at Suite 1400 – 1500 West Georgia Street Vancouver British Columbia Canada V6G 2Z6 where we lease office space under a month to month lease at a rental rate of $175 a month. We believe that this space is sufficient at this time. However, we may move to expanded office space when and if our business expands. We do not have any material assets and, as such, we do not own any real or personal property.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, we are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of our shareholders during the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not listed for trading on any stock exchange or an automated quotation system and there is no public trading market.

We do not have any outstanding options or warrants to purchase, or securities convertible into, our common equity.

In February, 1999 we accepted subscriptions from 25 investors and issued 10,000,000 units at a price of $0.001 per unit for gross consideration of $10,000. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. The warrants expired unexercised in February 2000. We have identified that 12 of the holders of these securities may be considered “underwriters” by the SEC, have placed “stop transfer” instructions against the certificates representing these shares and a legend has been imprinted on the stock certificates. These 12 stockholders have entered into agreements with us in which we agreed to register the 8,010,000 common shares held by them pursuant to a Registration Statement on Form SB-2 to be filed with the Securities and Exchange Commission in exchange for their agreement not to sell more than 50,000 of these shares each in the public market in any three month period. We plan to file the Registration Statement as soon as practicable following the filing of this report.

As of March 31, 2004, the number of shares of Common Stock that can be sold by officers, directors, principal shareholders, and others pursuant to Rule 144 (excluding the 8,010,000 referred to above) is 1,990,000.

In December, 2003 we accepted subscriptions from 24 investors and issued 203,000 shares of our common stock at a price of $0.25 per share for gross consideration of $50,750. We have agreed to register these securities pursuant to a Registration Statement on Form SB-2 to be filed with the Securities and Exchange Commission. We plan to file the Registration Statement as soon as practicable following the filing of this report.

We are not and do not propose to publicly offer any of our common equity at this time.

As at March 31, 2004 we had 18,803,000 issued and outstanding shares of common stock held by approximately 52 shareholders of record, two of these shareholders serves as our officers and directors.

Since its inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future.

There are no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

In February, 1999 we accepted subscriptions from 25 investors and issued 10,000,000 units at a price of $0.001 per unit for gross consideration of $10,000. Each unit consisted of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitled the holder to purchase an additional share of our common stock for one year at a price of $0.02 per share. The warrants expired unexercised in February 2000. The units were issued in reliance upon the exemptions from registration provided by Rule 506 of Regulation D or Regulation S. There were no commissions paid. We have identified that 12 of the holders of these securities may be considered “underwriters” by the SEC and have placed “stop transfer” instructions against the certificates representing these shares and a legend has been imprinted on the stock certificates. These 12 stockholders have entered into agreements with us in which we agreed to register these securities pursuant to a Registration Statement on Form SB-2 to be filed with the Securities and Exchange Commission in exchange for their agreement not to sell more than 50,000 of these shares each in the public market in any three month period.

In April 2002 we accepted subscriptions from 2 investors and issued 600,000 shares of our common stock at a price of $0.10 per share for gross consideration of $60,000. There were no commissions paid. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S. There were no commissions paid.

In February 2003 we entered into management services agreements with each of Stephen Hanson and J. David Brow pursuant to which we agreed to issue to each of these gentlemen 4,000,000 shares of our common stock at deemed price of $0.01 per share in exchange for management and business development services to be rendered to us valued at $40,000 each. There were no commissions paid. These shares were issued in reliance upon the exemption from registration provided by s. 4(2) of the Securities Act of 1933 of 1933. Mr. Hanson subsequently transferred his 4,000,000 shares to our President and Chief Financial Officer, Brad W. Rudover.

In December, 2003 we accepted subscriptions from 24 investors and issued 203,000 shares of our common stock at a price of $0.25 per share for gross consideration of $50,750. There were no commissions paid. These securities were issued in reliance upon the exemption from registration provided by Regulation S as the purchasers were not U.S. Persons as that term is defined in Regulation S. We have agreed to register these securities pursuant to a Registration Statement on Form SB-2 to be filed with the Securities and Exchange Commission. There are “stop transfer” instructions placed against the certificates and a legend has been imprinted on the stock certificates.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

We were incorporated in Nevada on February 3, 1999 and reincorporated in Delaware on March 31, 2004. We are a development stage business that has not yet commenced operations. We hope to be in the business of serving as an Internet marketplace where consumers and entrepreneurs can meet to buy, sell or exchange goods and services, or almost anything with a perceived value that can be sold over the internet. While we eventually hope to develop an Internet auction marketplace that is global in scope, we plan to launch our business operations on a much smaller level. Specifically, we are developing our proposed website and software to be used in the Greater Vancouver area such that only Vancouver-area residents will be able to participate in the online auctions we plan to host during our first few months of operation.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Liquidity and Capital Resources

There is limited historical financial information about our company upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate, through the generation of revenue and the issuance of additional debt or equity. We will need to raise additional capital to fund normal operating costs and exploration efforts. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. As disclosed in the report of independent auditors on our financial statements provided elsewhere in this report, our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

At December 31, 2003 we had cash of $32,281, current liabilities of $24,255 and working capital of $8,026. Management has determined that because of the limited amount of working capital, significant operating losses and lack of liquidity, there is doubt about our ability to continue in existence unless additional working capital is obtained.

At the present time, we do not have sufficient funds to fulfill our plan of business and therefore we will have to determine the best method of raising funds to accomplish our goals. In order to meet our short-term financing needs, we undertook a private placement in November, 2003 pursuant to which we issued 203,000 shares at a price of $0.25 per share for gross proceeds of $50,750.

The monies raised are being used for general working capital purposes. However, these funds will be insufficient to fund the implementation of our business plan.

We expect that the implementation of our business plan will require a total of $100,000. However, there is no guarantee that such funds will be adequate. We plan to submit a filing to NASDR, Inc. in order to have our common stock quoted on the over the counter market once we have located a market maker who is willing to make the filing on our behalf. We expect that the establishment of a public market for our common stock will enable us to raise the funds required to implement our business plan. There is no guarantee that we will be successful in locating a market maker, obtaining a symbol for our common stock, or that such listing will enable us to raise the capital required by our business plan.

Results of Operations –Years ended December 31, 2003 and 2002

Results of Operations. For the year ended December 31, 2003, we realized no revenue from operations. Our cumulative net loss from our inception on February 3, 1999 to December 31, 2003 was $173,404. Our net loss for the year ended December 31, 2003 was $109,250. We anticipate that we will begin realizing revenues by Q4 2004 as we anticipate that our operations will not commence until Q3 2004. Our prediction regarding when we will begin realizing revenue is subject to many contingencies, including, but not limited to: unforeseen delays in the design of our first line of services; downturn in economic trends; increased cost of operating; and loss of key management.

Operating Expenses. For the year ended December 31, 2003, our operating expenses were $109,250. This was represented by accounting and audit expenses of $10,028, along with $75,670 in consulting fees, which included $73,333 of stock compensation expenses, $1,100 was represented by donated overhead, and $200 was represented by donated services. We also had $15,103 in legal and organizational expenses, $3,159 in office expenses and $3,990 in transfer agent fees. In comparison, for the year ended December 31, 2002, our operating expenses were $43,142, represented mostly by legal and organizational expenses of $4,248, consulting expenses of $24,718 and accounting and audit fees of $6,750. The increase in operating expenses is largely due to the increase in consulting fees of $75,670 for the year ended December 31, 2003 compared to $24,718 in the same period in the prior year, and the increase in legal and organizational expenses to $15,103 for the year ended December 31, 2003 from $4,248 for the year ended December 31, 2002. From our inception on February 3, 1999, to December 31, 2003, our cumulative operating expenses have been $173,404.

Our Plan of Operation for the next Twelve Months. As of December 31 we had working capital of $8,026. We will need a continuing source of funds to pay our operating expenses through the next twelve months. There is no guarantee that we will be able to raise the funds we need to pay those operating expenses through that period. However, we anticipate that our officers and directors will fund our operations through this period of time. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. Such factors will include those factors discussed below. In addition, we may experience delays in deploying our website. If we are not able to bring our website online as quickly as expected, our ability to earn revenue will be harmed, because our only source of revenue will be for listings on our website. If we are unable to earn revenues, our current resources will be strained to cover any revenue shortfall.

Our plan of operation is materially dependent on our ability to complete the development of our website and raise additional capital to market our services by means of our proposed website. We believe that we will need approximately $15,000 to market our services. Within the next twelve months, we must complete the design and development of our website, for which we believe we will need approximately $30,000. We have hired a third party to complete the development of our website. However, due to our limited working capital we have not been able to complete our website and commence operations. We hope to be able to commence operations and generate revenues by December 2004. Finally, we will need to raise additional working capital either through the sale of our capital stock or through loans. There is no guarantee that we will be able to raise additional capital through the sale of our common stock. Moreover, there is no guarantee that we will be able to arrange for loans on favorable terms, or at all.

We expect to use any current cash resources to pay for legal and accounting expenses in connection with our obtaining a listing for our common stock on the over the counter market. Until we obtain such a listing, our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guaranty that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we may be required to limit our activities or to obtain funds through entering into arrangements with collaborative partners. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively and beneficially own 9,500,000 shares of our common stock, which equals approximately 45% of our total issued and outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. If our officers and directors loan us operating capital, we will either execute promissory notes to repay the funds or issue stock to those officers and directors. We have not formulated specific repayment terms. We will negotiate the specific repayment terms and whether repayment will be in the form of stock when, and if, funds are advanced by any of our officers and directors.

Once our software has been completely developed, we anticipate that we will then focus much of our efforts on the marketing of our services to individuals and businesses. We believe that our management and contractors that we anticipate hiring will contact several leads and meet with these clients to help build our service.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included in this report:

Page

Report of Independent Auditor	F-1

Balance Sheet as at December 31, 2003	F-2

Statement of Operations for the years ended December 31, 2003 and 2002 and for the period from February 3, 1999 (date of Inception) to December 31, 2003	F-3

Statement of Cash Flows for the years ended December 31, 2003 and 2003 and for the period from February 3, 1999 (Date of Inception) to December 31, 2003	F-4

Statement of Changes in Stockholders' Equity for the period from February 3, 1999 (Date of Inception) to December 31, 2003	F-5

Notes to Financial Statements	F-6

Independent Auditor’s Report

To the Board of Directors and Stockholders of
The Electric Network.com, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of The Electric Network.com, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, cash flows and stockholders’ equity accumulated for the period from February 3, 1999 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of The Electric Network.com, Inc. (A Development Stage Company), as of December 31, 2003 and 2002, and the results of its operations and its cash flows accumulated for the period from February 3, 1999 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception and will need additional equity financing to begin realizing upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 19, 2004

The Electric Network.com, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	December 31,	December 31,
	2003	2002
	$	$
Assets

Current Assets
Cash	32,281	8,199
Prepaid Expenses	–	179
Total Assets	32,281	8,378

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	1,200	1,532
Accrued Liabilities (Note 6)	7,955	7,800
Advances Payable (Note 3(b))	15,100	5,100
Total Liabilities	24,255	14,432

Commitments (Notes 1 and 4)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 common shares authorized with a par value of $0.001; 18,803,000 and 10,600,000 issued and outstanding,
respectively	18,803	10,600

Additional Paid in Capital	153,894	33,400

Donated Capital (Note 3(a))	15,400	14,100

Deferred Compensation (Note 5(a))	(6,667)	–
	181,430	58,100
Deficit Accumulated During the Development Stage	(173,404)	(64,154)
Total Stockholders’ Equity (Deficit)	8,026	(6,054)
Total Liabilities and Stockholders’ Equity (Deficit)	32,281	8,378

(The accompanying notes are an integral part of the financial statements.)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated
	For the Period From
	February 3, 1999
	(Date of Inception)	Years Ended
	to December 31,	December 31,
	2003	2003	2002
	$	$	$

Revenue	–	–	–

Expenses
Accounting and audit	18,578	10,028	6,750
Consulting (Note 3(c))	100,388	75,670	24,718
Donated overhead (Note 3(a))	5,800	1,100	1,200
Donated services (Note 3(a))	9,600	200	2,400
Legal and organizational	27,395	15,103	4,248
Office	5,988	3,159	2,161
Transfer agent	5,655	3,990	1,665
	173,404	109,250	43,142
Net Loss for the Period	(173,404)	(109,250)	(43,142)

Basic Loss Per Share		0.01	–

Weighted Average Shares Outstanding		17,933,000	10,400,000

(Diluted loss per share has not been presented, as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements.)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	For the Period From
	February 3, 1999
	(Date of Inception)	Years Ended
	To December 31,	December 31,
	2003	2003	2002
	$	$	$

Cash Flows to Operating Activities

Net Loss for the Year	(173,404)	(109,250)	(43,142)
Adjustments to reconcile net loss to cash
Donated overhead	5,800	1,100	1,200
Donated services	9,600	200	2,400
Expenses settled with issuance of
common shares	73,333	73,333	-
Change in operating assets and liabilities
Decrease (increase) in prepaid expense	–	179	(179)
Increase (decrease) in accounts payable	1,200	(332)	1,529
Increase in accrued liabilities	7,955	155	6,000

Net Cash Used by Operating Activities	(75,516)	(34,615)	(32,192)

Cash Flows From Financing Activities
Proceeds from issuance of shares, net of
offering costs	92,697	48,697	34,000
Proceeds from related party advances	15,100	10,000	–

Net Cash Provided by Financing Activities	107,797	58,697	34,000

Increase in Cash	32,281	24,082	1,808

Cash – Beginning of Period	–	8,199	6,391

Cash – End of Period	32,281	32,281	8,199

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of the financial statements.)

The Electric Network.com, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
From February 3, 1999 (Date of Inception) to December 31, 2003
(Expressed in U.S. dollars)

			Additional
	Common Stock		Paid-In	Donated	Deferred	Development
	Shares	Amount	Capital	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$
Balance – February 3, 1999 (Date of
Inception)	–	–	–	–		–	–
Stock issued for cash pursuant to a
Regulation D, Rule 504 offering at $ 0.001
per share	10,000,000	10,000	–	–	–	–	10,000
Value of services and overhead donated
by a related party	–	–	–	3,300		–	3,300
Net loss for the period	–	–	–	–		(8,014)	(8,014)

Balance – December 31, 1999	10,000,000	10,000	–	3,300	–	(8,014)	5,286
Value of services and overhead donated
by a related party	–	–	–	3,600	–	–	3,600
Net loss for the year	–	–	–		–	(7,804)	(7,804)

Balance – December 31, 2000	10,000,000	10,000	–	6,900	–	(15,818)	1,082
Value of services and overhead donated
by a related party	–	–	–	3,600	–	–	3,600
Net loss for the year	–	–	–	–	–	(5,194)	(5,194)

Balance – December 31, 2001	10,000,000	10,000	–	10,500		(21,012)	(512)
Stock issued for cash, net of offering costs	600,000	600	33,400	–		–	34,000
Value of services and overhead donated
by a related party	–	–	–	3,600		–	3,600
Net loss for the year	–	–	–	–		(43,142)	(43,142)

Balance – December 31, 2002	10,600,000	10,600	33,400	14,100		(64,154)	(6,054)
Stock issued for services rendered during
the current year and the following year	8,000,000	8,000	72,000	–		–
Common stock issued, net of offering
costs of $2,053	203,000	203	48,494	–		–	48,697
Value of services and overhead donated
by a related party	–	–	–	1,300		–	1,300
Amortization of deferred stock
compensation	–	–	–	–		–	73,333
Net loss for the year	–	–	–	–	–	(109,250)	(109,250)

Balance – December 31, 2003	18,803,000	18,803	153,894	15,400		(173,404)	8,026

(The accompanying notes are an integral part of the financial statements.)

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.           Development Stage Company

The Electric Network.com, Inc. herein (the “Company”) was incorporated in the State of Nevada, U.S.A. on February 3, 1999. The Company is in the business of transacting information, introductions or any items of barter through a “search and find” based Web Site designed to link parties who are offering items or services for sale or seeking items or services for purchase. The Web Site will differ from other online auction sites by not relying solely on the exchange of goods, as it will facilitate the exchange of anything with a perceived value. Users of the Web Site will be able to browse through listed items in a fully automated, topically-arranged, and easy-to-use online service that will be available twenty-four hours a day, seven days a week. The Web Site will generate revenue by charging a nominal listing fee to both the sell and the buy side of a transaction and by receiving a percentage of the final sale price. The Company will provide its customers with e-mail services, sales force automation, customer relationship management and document management and portals for employees, customers and suppliers.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. There is substantial doubt regarding the Company’s ability to continue as a going concern.

In December 2003 the Company received cash proceeds of $48,697, net of offering costs, pursuant to a private placement memorandum of restricted common shares. The Company plans to file a SB-2 Registration Statement with the United States Securities and Exchange Commission relating to these common shares.

2.           Summary of Significant Accounting Policies

(a)          Year End

The Company’s fiscal year end is December 31.

(b)          Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(c)          Use of Estimates

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

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.           Summary of Significant Accounting Policies (continued)

(d)          Comprehensive Loss

The Company applies SFAS No. 130 “Reporting Comprehensive Income”. As at December 31, 2003, the company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(e)          Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable, accrued expenses and advances to related parties, approximate their fair value.

(f)           Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earning per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted net loss per share (EPS) on the face of the income statement. Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock and potential common stock outstanding during the year, if dilutive.

(g)           Revenue Recognition

The Company will receive and recognize revenue as users list items for sale and also when items are purchased on the website. Users will be obligated to pay a listing fee for their items to be placed in the auction directory. This fee is determined by the price of a respective item, with larger priced items reflecting larger listing fees. When an item is sold through the auction website, the buyer must pay a premium in the form of a percentage of the final sale price with a higher premium for a higher priced item. The listing fee will be recognized, rateably over the estimated period of the auction and commission revenue will be recognized at the time a transaction is successfully completed. This policy is prospective in nature, as the Company has not yet generated any revenues.

(h)           Stock-Based Compensation

The Company does not have a stock option plan, however, issues stock to non-employees for services. The company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation”. Compensation expense is based on the fair market value of the stock award or fair market value of the good and services received whichever is more reliably measurable.

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.           Summary of Significant Accounting Policies (continued)

(i)          Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation –Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

FASB has also issued SFAS No. 149 but it did not have any relationship to the operations of the Company therefore a description of its impact on the Company’s operations has not been disclosed.

3.           Related Party Transactions/Balances

(a)         The business plan the Company currently intends to exploit was developed by the former President on behalf of the Company. There was no charge to the Company for these services valued at $200 per month. The donated services were discontinued effective February 1, 2003 since common shares were issued as compensation (see Note 5(a)). This related party also paid for rent and office costs valued at $100 per month for eleven months during the current year. These donated services and overhead are treated as donated capital and charged to operations.

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

3.           Related Party Transactions/Balances (continued)

(b)          The advances payable includes $5,100 due to the former President of the Company and is unsecured, non-interest bearing and payable on demand. A company controlled by the former President advanced $10,000 to the Company during the year for working capital purposes. The amount is unsecured and bears non-compounded interest of 5% per annum and is due on July 9, 2004. The promissory note is convertible, at the holder's option, into common shares of the Company at a price to be determined.

(c)          Consulting expense for the year ended December 31, 2003 includes $73,333 of stock-based compensation related to the Company’s issuance of common stock to the former President and also to a related party of the Company for consulting services (see Note 5(a)).

4.           Commitments

(a)          Effective December 2, 2003 the Company entered into a month-to-month premises lease in Vancouver, B.C. at a rate of CAD$175 per month.

(b)          Effective January 1, 2003 the Company terminated a month-to-month financial services contract with an arms-length company. The Company had received financial services of $2,000 per month plus reimbursement of out of pocket expenses.

5.           Common Shares

(a)         The Board of Directors approved the issuance of 8,000,000 common shares for consulting services to be provided by the Company’s former President and a related party. The consulting services, with a fair value of $80,000, are to be provided for a term of 12 months from February 1, 2003 through January 31, 2004. The Company has recorded $73,333 of stock-based compensation expense related to this issuance for the year ended December 31, 2003 with the balance of $6,667 deferred to the following year.

(b)         In December 2003 the Company issued 203,000 restricted common shares pursuant to a private placement memorandum. The Company raised cash proceeds of $48,697, net of offering costs of $2,053, and plans to file an SB-2 Registration Statement with the United Securities and Exchange Commission relating to these shares.

6.           Accrued Liabilities

The amount accrued at year end relates to $7,705 in professional fees and $250 of accrued interest expense.

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

7.           Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”) as of its inception. The Company has incurred net operating losses of $85,000, which expire starting in 2014. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003	2002
	$	$
Net Operating Loss	34,438	39,721
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	11,709	13,505
Valuation Allowance	(11,709)	(13,505)

Net Deferred Tax Asset	–	–

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

>From inception to date, our principal accountant has been Manning Elliot, Chartered Accountants, of Vancouver, British Columbia. The firm's report for the period from inception to December 31, 2003 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and our principal accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our Treasurer (Chief Financial Officer) and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Treasurer (Chief Financial Officer) and Secretary concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in this Form 10-KSB.

There have been no significant changes in our internal controls or in other factors, which could significantly affect the internal controls subsequent to the date we carried out our evaluation.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Officers and Directors

Each of our directors is elected by stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he is removed from office. Our board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Resident	Age	Positions	Date Appointed
Address			Director
Brad W. Rudover	27	President , Chief Executive	January 27, 2004
		Officer and a Director
J. David Brow	38	Treasurer (Chief Financial	May, 2002
		Officer), Secretary and a
		Director

The persons named above have held their offices/positions since the date of appointment and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Mr. Rudover has served as President of Innovative Breakthroughs (I.B.), a computer consulting business located in Bellingham, Washington since 1998. In addition, Mr. Rudover has served as a Logistics/IT Manager with Davis Trading & Supply Ltd. in Vancouver since April 2003. Mr. Rudover was also a director of Second Stage Ventures Inc., a Nevada corporation engaged in the business of providing online trivia games the shares of which are listed on the Over-the-Counter Bulletin Board operated by NASDR, Inc. under the symbol “SSVT”, until November 2003. Mr. Rudover holds a B.Sc. (Small Business Management) from Ferris State University in Big Rapids, Michigan.

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

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

  was a general partner or executive officer of any business against which a bankruptcy petition was filed, either at the time of the bankruptcy or within two years prior to that time;

  was convicted of a criminal proceeding or was subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  was subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  was found by a court of competent jurisdiction (in a civil action) , the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert. We do not have an audit committee because of our limited operations to date. We do not have an audit committee financial expert because we believe the costs related to retaining a financial expert at this time are prohibitive in relation to the state of development of our business. Further, because we have limited operations at the present time, we believe the services of a financial expert are not warranted.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a).

Code of Ethics

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION

Our directors have not been compensated for their services and there are no plans to compensate them in the near future until such time as we generate sufficient revenue to do so.

Compensation of Directors

During the fiscal years ended December 31, 2002 and 2001, we did not pay our directors for any meetings

Executive Compensation

The following table sets forth the total compensation paid or accrued by us for the three years ended December 31, 2002 on behalf of each of our named executive officers.

Summary Compensation Table

The following table sets forth information with respect to stock options to purchase common stock granted to our named executive officers during the fiscal year ended December 31, 2003.

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION			LONG TERM COMPENSATION
					Awards		Payouts
All
				Other	Restricted	Securities
Name and Principal Position	Year	Salary	Bonus	annual	stock	underlying	LTIP	other
		($)	($)	compensation	award(s)	options/SARs	payouts	compen -
				($)	($)	(#)	($)	sation ($)
Stephen Hanson(1)	2003	Nil	Nil	36,667(2)	Nil	Nil	Nil	Nil
President and director	2002	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2001	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Resigned as President and as director January 27, 2004.
(2)	Pursuant to the terms of a management service agreement with Stephen Hanson dated February 1, 2003 we issued to Mr. Hanson 4,000,000 shares of our common stock at deemed price of $0.01 per share in exchange for management and business development services to be rendered to us valued at $40,000. The services were rendered during the period beginning on February 1, 2003 and ending on January 1, 2004. Accordingly, we recorded a stock-based compensation expense related to this issuance for the year ended December 31, 2003 of $36,667 with the balance of $3,333 deferred to the following year.

Option Grants in Last Fiscal Year

No options have been granted to any officer or director.

Employment Agreements with Executive Officers

Pursuant to the terms of a Management Services Agreement with Brad Rudover, our President, Chief Executive Officer and director dated January 27, 2004 we have agreed to pay Mr. Rudover the sum of $1,000 per month.

Pursuant to the terms of a Management Services Agreement with J. David Brow, our Treasurer (Chief Financial Officer), Secretary and director dated February 1, 2003 we issued to Mr. Brow 4,000,000 shares of our common stock at deemed price of $0.01 per share in exchange for management and business development services to be rendered to us valued at $40,000. The services were rendered during the period beginning on February 1, 2003 and ending on January 1, 2004.

Other than the foregoing, we have no employment agreements with any officers or directors.

Stock Option Plans

We have never established any form of stock option plan. We have not granted any options or stock appreciation rights. We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by the present owners of 5% or more of our total outstanding shares. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

The persons named below may be deemed to be parents and promoters of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Ownership

Common Stock	Brad W. Rudover	4,500,000	23.93%
	205 – 680 East 8th Avenue	Direct
	Vancouver, BC
	V5T 1T1

Common Stock	J. David Brow	4,000,000	21.27%
	421 9thSt. Manhatten	Direct
	Beach, California 90266

Common Stock	Stephen G. Hanson	1,440,000	7.66%
	3194 Allan Road	Direct and Indirect(1)
	North Vancouver, BC
	V7J 3C5

Common Stock	Caroline Hanson	1,440,000	7.66%
	3194 Allan Road	Direct and Indirect(1)
	North Vancouver, BC
	V7J 3C5

(1)	Caroline Hanson, who owns 950,000 shares of our common stock, is the spouse of Stephen Hanson, who owns 490,000 shares of our common stock. Therefore, each beneficially owns 1,440,000 shares of our common stock.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Ownership

Common Stock	Brad W. Rudover	4,500,000	23.93%
	205 – 680 East 8th Avenue	Direct
	Vancouver, BC
	V5T 1T1

Common Stock	J. David Brow	4,000,000	21.27%
	421 9thSt. Manhatten	Direct
	Beach, California 90266

Common Stock	All Officers and Directors,	9,500,000	45.20%
	as a group

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the terms of a management service agreement dated February 1, 2003 with Stephen Hanson, our former President and director, we issued to Mr. Hanson 4,000,000 shares of our common stock at deemed price of $0.01 per share in exchange for management and business development services to be rendered to us valued at $40,000. The services were rendered during the period beginning on February 1, 2003 and ending on January 1, 2004.

Pursuant to the terms of a Management Services Agreement dated February 1, 2003 with J. David Brow, our Treasurer (Chief Financial Officer), Secretary and director we issued to Mr. Brow 4,000,000 shares of our common stock at deemed price of $0.01 per share in exchange for management and business development services to be rendered to us valued at $40,000. The services were rendered during the period beginning on February 1, 2003 and ending on January 1, 2004.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Exhibit No.	Document Description

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1	Management Services Agreement between The Electric Network.com, Inc. and J. David Brow dated February 1, 2003.

Exhibit 10.2	Management Services Agreement between The Electric Network.com, Inc. and Brad W. Rudover dated January 27, 2004.

Exhibit 10.3	Shareholder Rights Agreement between The Electric Network.com, Inc. and Jackie Grad dated December 2, 2003.

Exhibit 10.4	Shareholder Rights Agreement between The Electric Network.com, Inc. and John Pattison Wright dated December 2, 2003.

Exhibit 10.5	Shareholder Rights Agreement between The Electric Network.com, Inc. and Gloria M. Lozinski dated December 2, 2003.

Exhibit 10.6	Shareholder Rights Agreement between The Electric Network.com, Inc. and Rodeny L. Lozinski dated December 2, 2003.

Exhibit 10.7	Shareholder Rights Agreement between The Electric Network.com, Inc. and G. Roger Douville dated December 2, 2003.

Exhibit 10.8	Shareholder Rights Agreement between The Electric Network.com, Inc. and Janis D. Douville dated December 2, 2003.

Exhibit 10.9	Shareholder Rights Agreement between The Electric Network.com, Inc. and Muir Woods Investment Group IBC dated December 2, 2003.

Exhibit 10.10	Shareholder Rights Agreement between The Electric Network.com, Inc. and Janice Stevens dated December 2, 2003.

Exhibit 10.11	Shareholder Rights Agreement between The Electric Network.com, Inc. and Richard A. Achron dated December 2, 2003.

Exhibit 10.12	Shareholder Rights Agreement between The Electric Network.com, Inc. and George Stubos dated December 2, 2003.

Exhibit 10.13	Shareholder Rights Agreement between The Electric Network.com, Inc. and Dorian Thodos dated December 2, 2003.

Exhibit 10.14	Shareholder Rights Agreement between The Electric Network.com, Inc. and Iris Paul dated December 2, 2003.

Exhibit 10.15	Form of Subscription Agreement utilized in connection with the December 2003 private placement of The Electric Network.com, Inc.

Exhibit 31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to same exhibit filed with the Company’s Form 10SB Registration Statement filed June 27, 2002, SEC file no. 000-49891.

(b)          Reports on Form 8-K filed during the year ended December 31, 2003:

Form 8-K	Private Placement, December 30, 2003. This reported on the issuance of 203,000 shares of our common stock at a price of US$0.25 per share for gross proceeds to us of US$50,750. For details pertaining to the private placement refer to the Company’s Current Report filed on Form 8-K dated December 30, 2003 which can be viewed on the Securities and Exchange Commission website (SEC file no. 000-49891).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Manning Elliott, Chartered Accountants, billed an aggregate of $2,950 for the year ended December 31, 2002 and $4,700 for the year ended December 31, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Other than $500 paid to our independent auditor for preparing and filing our 2002 and 2003 tax returns, our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ELECTRIC NETWORK.COM, INC.

By /s/ Brad W. Rudover
Brad W. Rudover
President (Principal Executive Officer) and Director

Date: April 1, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Brad W. Rudover
Brad W. Rudover
President (Principal Executive Officer) and Director

Date: April 1, 2004

By /s/ J. David Brow
J. David Brow
Treasurer (Chief Financial Officer) Secretary and Director

Date: April 1, 2004

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

The registrant has not prepared nor has it distributed an annual report or proxy material to security holders during the fiscal year 2003.