Form 10QSB
period 2004-03-31
ELECTRIC NETWORK COM INC
filed 2004-05-17
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-49891
THE ELECTRIC NETWORK.COM, INC.
(Exact name of small business issuer as specified in its charter)
Delaware	33-0860242
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
#1400-1500 West Georgia Street, Vancouver, British Columbia, Canada, V6G 2Z6
(Address of principal executive offices)
(604) 684-3027
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,803,000 common shares issued and outstanding as of May 14, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

The Electric Network.com, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2004 $ (unaudited)	December 31, 2003 $ (audited)
Assets
Current Assets
Cash	9,748	32,281

Total Assets	9,748	32,281

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	-	1,200
Accrued Liabilities (Note 6)	7,450	7,955
Advances Payable (Notes 3(a) and (b))	15,100	15,100

Total Liabilities	22,550	24,255

Commitments (Note 1)

Stockholders' Equity (Deficit)
Common Stock, 100,000,000 common shares authorized with a par value of $0.001; 18,803,000 issued and outstanding	18,803	18,803

Additional Paid in Capital	153,894	153,894
Donated Capital (Note 3(d))	15,400	15,400
Deferred Compensation (Note 4)	-	(6,667)

	188,097	181,430
Deficit Accumulated During the Development Stage	(200,899)	(173,404)

Total Stockholders' Equity (Deficit)	(12,802)	8,026

Total Liabilities and Stockholders' Equity (Deficit)	9,748	32,281

(The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated From February 3, 1999 (Date of Inception) to March 31,	Three Months Ended March 31,

	2004 $	2004 $	2003 $
Revenue	-	-	-

Expenses
Accounting and audit	21,023	2,445	800
Consulting (Note 4)	109,552	9,164	13,962
Donated overhead (Note 3(d))	5,800	-	300
Donated services (Note 3(d))	9,600	-	600
Interest (Note 3(a))	375	125	-
Legal and organizational	37,544	10,149	2,794
Office	7,684	1,946	893
Transfer agent	9,321	3,666	745

	200,899	27,495	20,094

Net Loss for the Period		(27,495)	(20,094)

Basic Loss Per Share		-	-

Weighted Average Shares Outstanding		18,803,000	18,600,000

(Diluted loss per share has not been presented, as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)
	Three Months Ended March 31,
	2004 $	2003 $
Cash Flows to Operating Activities
Net Loss for the Period	(27,495)	(20,094)
Adjustments to reconcile net loss to cash
Donated overhead	-	300
Donated services	-	600
Expenses settled with issuance of stock	6,667	13,333

Changes in operating assets and liabilities
Decrease in prepaid expense	-	179
Increase (decrease) in accounts payable and accrued liabilities	(1,705)	2,229

Net Cash Used by Operating Activities	(22,533)	(3,453)

Decrease in Cash	(22,533)	(3,453)
Cash - Beginning of Period	32,281	8,199

Cash - End of Period	9,748	4,746

Non-Cash Financing Activities
Common shares issued on settlement of expenses	-	80,000

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1. Development Stage Company

The Electric Network.com, Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on February 3, 1999. Effective March 31, 2004, the Company changed the state of domicile to Delaware. The change of domicile was effected through the merger of The Electric Network.com, Inc., a Nevada corporation, with and into The Electric Network.com, Inc., a Delaware corporation that had been formed specifically for this purpose. Prior to the merger, the surviving Delaware corporation was a wholly-owned subsidiary of the Nevada corporation.

The Company is based in Vancouver, British Columbia. It is in the early stage of developing an online Internet auction Web Site on which users will be able to browse listed items in a fully automated, topically-arranged, online service that the Company intends to provide on a twenty-four hours a day, seven days a week basis. The Company proposes to generate revenue from the operation of its online auction by charging nominal listing fees to users that post sale items on the website. Along with listing fees the company also intends to sell advertising on the website.

The Company is in the early development stage and will continue to be for months to come. The Company's management consists of two officers, each of whom has another full time job. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to its planned principal business activity will depend in large part on its efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services or, if it does begin to sell any of its products and services, that it can do so at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

In April 2002 the Company issued 600,000 shares at $0.10 per share for cash proceeds of $60,000 pursuant to a private placement memorandum. The Company filed a 10SB Registration Statement with the United States Securities and Exchange Commission on June 27, 2002.

A related party advanced $10,000 in July, 2003 to meet ongoing operating obligations. Refer to Note 3(a).

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

(e) Comprehensive Loss

The Company applies Financial Accounting Standards Board (FASB) SFAS No. 130 "Reporting Comprehensive Income". As at March 31, 2004 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(f) Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts payable, accrued liabilities and advances payable, approximate their fair value.

(g) Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earning per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted net loss per share (EPS) on the face of the income statement. Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive.

(h) Interim Financial Statements

The interim unaudited financial statements for the three months ended March 31, 2004 and 2003 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(i) Stock-Based Compensation

The Company does not have a stock option plan however it issues stock to non-employees for services. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation". Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

(j) Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

3. Related Party Transactions/Balances

(a) A company controlled by the former President advanced $10,000 to the Company during 2003 for working capital purposes. The amount is unsecured and evidenced by a promissory note which bears non-compounded interest of 5% per annum and is due on July 9, 2004. Interest expense of $125 was charged to operations during the quarter ended March 31, 2004.

(b) The advances payable includes $5,100 due to the former President of the Company and is unsecured, non-interest bearing and payable on demand.

(c) Consulting expense for the period ended March 31, 2004 includes $6,667 (2003: $13,333) of stock-based compensation related to the Company's issuance of common stock to the former President and also to a related party of the Company for consulting services (see Note 4).

(d) The business plan the Company currently intends to exploit was developed by the former President on behalf of the Company. There was no charge to the Company for these services valued at $200 per month. The donated services were discontinued effective February 1, 2003 since common shares were issued as compensation (see Note 4). This related party also paid for rent and office costs valued at $100 per month for eleven months during the current year. These donated services and overhead were treated as donated capital and charged to operations.

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

4. Common Shares

The Board of Directors approved the issuance of 8,000,000 common shares for consulting services to be provided by the Company's former President and a related party in the prior year. The consulting services, with a fair value of $80,000, were provided for a term of 12 months from February 1, 2003 through January 31, 2004. The Company recorded $73,333 of stock-based compensation expense related to this issuance for the year ended December 31, 2003 with the balance of $6,667 expensed during the current period.

5. Accrued Liabilities

The amount accrued at March 31, 2004 relates to $7,075 in professional fees and $375 of accrued interest expense.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us" and "our company" mean The Electric Network.com, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. Because our business is located in Canada, our accounts are in Canadian dollars, and we have converted at an arbitrary rate of $1 Cdn being equivalent to $0.7164 US (being the exchange rate in effect on May 13, 2004 as reported by Bloomberg.com).

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 9, 2004.

General

We were incorporated in Nevada on February 3, 1999. Effective March 31, 2004, we changed our state of domicile to Delaware. Our change of domicile was effected through the merger of The Electric Network.com, Inc., a Nevada corporation, with and into The Electric Network.com, Inc., a Delaware corporation that was formed specifically for this purpose and which, prior to the merger, was the wholly-owned subsidiary of the Nevada corporation. The Delaware corporation was the surviving corporation in this merger. Our principal executive office is located at Suite 1400-1500 West Georgia Street, Vancouver, British Columbia, Canada V6G 2Z6. The telephone number of our principal executive office is (604) 684-3027.

We are a development stage company and we have not yet commenced operations or generated revenue. We are currently in the final stages of testing our recently acquired and configured hardware and software and we intend to commence operations during the month of June, 2004, as an Internet marketplace where our users can meet to buy, sell or exchange goods and services over the Internet.

Plan of Operation

Our principal business activity consists of the operation of an Internet based auction website over which users can advertise and buy and sell goods and services for a fee. We are currently testing our auction software, which we have installed and configured on a server that we are in the process of acquiring from our President, Brad Rudover. Once testing is complete, we intend to begin marketing our products and services and commence operations over a ramped-up period of six months.

Our auction software is currently installed on a server that we are purchasing from our President, Brad W. Rudover, for an agreed upon price of $500. We plan to complete the purchase of this server as soon as funds are available for this purpose.

Our server is now and will for the foreseeable future be co-located in the offices of Binary Environments Ltd., a Vancouver, B.C. based company that specializes in server co-location and web hosting over their T1 connection. "Co-location" is the term used to describe the placement of a customers equipment in an organization's facility and, in our case, it means simply that Binary Environments Ltd. will keep and maintain our server, and our connection to the Internet, at their business premises. A T1 connection is a telephone connection capable of transmitting 1.544 Mbps of voice and data, which we believe is adequate for our planned operations. We have signed a month to month agreement with Binary Environments Ltd. pursuant to which our company has agreed to pay to Binary Environments Ltd. a monthly payment of $61 ($85 Cdn) in consideration of their hosting our server on their T1 connection.

We purchased PHP XL auction software from PHP Auction for $411. This software, which we have installed and configured on Mr. Rudover's server, is capable of enabling our users to advertise on our website and post, browse and bid on items for sale or exchange. Brad W. Rudover, our President, is currently testing the software on our server to ensure that it operates as intended. We anticipate completing this testing phase by the end of May, 2004. We do not anticipate that we will require any funds in order to complete the testing of the PHP Auction software.

After Mr. Rudover has finished testing our PHP Action software, we intend to begin operations. In the beginning, we plan to limit operations to a "friends and family" soft launch while we begin to market our website and raise brand awareness among local residents and businesses in Vancouver, B.C. During our soft launch we will fine tune our software and prepare for a full launch within ninety days.

We will begin marketing our website during our soft launch. Initially, we will market exclusively through email direct marketing. Email direct marketing campaigns send targeted direct email to recipients on opt-in email lists maintained by online communities, of which there are several in the Vancouver, B.C. area. The average cost per campaign is approximately $2,500 and we believe that these campaigns will provide us with a cost effective means of reaching our target market. We plan to conduct two of these direct email marketing campaigns over the nine month fiscal period ending December 31, 2004.

We believe that we will need to advertise our website, our products and our services in the Vancouver area to attract users as we ramp up operations into our full launch but we appreciate that our advertising budget will not permit extensive or expensive methods of advertising. We intend to focus our advertising efforts on online advertising campaigns with 24/7 Canada, Inc., a subsidiary of 24/7 Real Media, Inc. 24/7 Canada Inc. uses permission based email and segmented and targeted website advertising based on targeted location, and is capable of targeting users by language, age, time of day and interest. We believe that using 24/7 Canada Inc. as an advertising medium will permit our company to present to our target audience (Vancouver area residents and businesses). We have budgeted approximately $5,000 for advertising over the next 12 months.

Our President, Brad W. Rudover, is currently handling our operations on a part time consulting basis, for which we pay him $1,000 per month. Mr. Rudover is in charge of business development, testing our PHP Auction software and managing our marketing and advertising efforts. He will also be responsible for operations during our soft and full launch and will ensure that Binary Environments Ltd. continues to maintain our server, website and Internet connection. Our Chief Financial Officer, J. David Brow, will consult for our company on an uncompensated as-needed basis during the next few fiscal periods. Mr. Brow, who is currently Regional Manager for the Americas' Retail and Electronic Sales Distribution Channels for Symantec Corporation's Enterprise Administration Business

Unit, has extensive experience with on-line sales and marketing strategies and he will provide our company with insight into establishing procedures, strategies and business development during our launch process.

Purchase or Sale of Equipment

As discussed above, we are in the process of acquiring a server from Brad W. Rudover for $500. We believe that this server can handle thousands of users and transactions at a time, and that it will be adequate for our projected level of operations for the balance of the fiscal year ending December 31, 2004. We do not anticipate that we will expend any significant amount on any other equipment for our present or future operations.

Personnel

As of March 31, 2004, our Chief Executive Officer, Brad W. Rudover, and our Chief Financial Officer, J. David Brow, are consulting for our company and we do not have any employees. Both Mr. Rudover and Mr. Brow handle all of the responsibilities in the area of corporate administration, business development and research. We do not currently have or plan to add any other employees or consultants during the balance of the fiscal year ending December 31, 2004.

In addition to the costs of our operations outlined above, we expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents, including this quarterly report on Form 10-QSB. We have budgeted $15,000 for accountants and lawyers fees for our periodic filing requirements, and an additional $4,000 for miscellaneous office and filing fees and expenses. We have budgeted an additional $15,000 for the preparation and filing with the Securities and Exchange Commission of a registration statement on Form SB-2, registering for resale certain of our common shares held by shareholders having registration rights pursuant to their subscription agreements with our company.

Research and Development

As we are currently in the process of developing our business and testing our software, we do not plan to spend any time or money on research and development of additional products during the next 12 months. In addition, we do not anticipate that we will implement any formal research and development effort. We anticipate that we will constantly research our competitors' products and services and that this effort will result in constant improvement of our own website and product offerings. We anticipate that Mr. Rudover, our President, will perform these services for us in the normal course of performing his consulting duties, and we have not budgeted any additional funds for this purpose.

Going Concern

We incurred a loss of $27,495 for the fiscal period ended March 31, 2004. During December, 2003, we received an aggregate of $50,750 in gross proceeds from a private placement financing in which we sold shares of our common stock. At March 31, 2004, we had $9,748 in cash and $7,450 in accrued liabilities to professionals. As at the date of this quarterly report on Form 10-QSB, we have not yet commenced operations. We do not expect to commence operations until June 2004 or later, and we do not expect positive cash flow from operations in the near term. Our management believes that our company cannot sustain its operations from existing working capital and operations over the next year. Therefore, we believe that the only source of funds available to us to finance our operating and capital requirements will be to raise capital as needed on a private placement basis. As described in more detail above, we estimate that we will need $55,000 to satisfy our cash requirements for the balance of the period ending December 31, 2003.

The financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the year ended December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our services, the continuing successful development of our business plan, and, finally, achieving a profitable level of operations.

RISK FACTORS

The fact that our company is in the early development stage and we have not generated revenues since the date of our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in the auditors report on our audited financial statements for the period ended December 31, 2003.

Our company is in the early development stage and we have not generated any revenues since we were incorporated on February 3, 1999. We have an accumulated deficit of $200,899 from the date of our incorporation on February 3, 1999 through March 31, 2004. We do not anticipate that we will begin generating revenues until after June 1, 2004. We will, in all likelihood, continue to incur operating expenses without earning any revenues until our website, which is currently being tested by our management, is ready for use by the public, and we do not anticipate earning any significant revenues unless and until our website and our products and services have gained sufficient popularity with users. We will require additional financing in order to fund our operations, including our initial marketing and advertising efforts, and our monthly overhead. To date, our primary source of funds has been the sale of our common stock but, because there is no current market for our securities, there can be no assurance that we will be able to raise additional working capital through the sale of our common stock. There can be no assurance that we will be able to raise the capital necessary to fund our operations until our website is available for use by the public, or that we will be able to raise the capital necessary to pay for our proposed marketing and advertising campaigns. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note in our independent auditor's report on our financial statements for the period ended December 31, 2003.

There is not currently a public market for shares of our common stock, which may make it difficult for investors to sell their shares. If you cannot sell your shares, you may lose all of your investment.

There is no public market for shares of our common stock and we can give no assurance that one will develop or be sustained. Although we plan to apply to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will develop. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then you may not be able to resell the shares of our common stock that you have purchased and you may lose all of your investment.

Even if a significant market for our common shares should develop, the market price for our common shares may be significantly affected by our current lack of an operating business and, if and after we commence operations, our financial and operations results from time-to-time. Further, equity markets in general and the OTC Bulletin Board in particular can experience extreme volatility that can affect the market price of equity securities in ways that are often unrelated or disproportionate to the operating performance of the issuer companies. You should not invest in our company unless you are prepared to hold onto your securities for a significant period of time.

Our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to commence or conduct operations and generate revenues.

Our directors and officers are involved in other business activities. Brad W. Rudover, our President, Chief Executive Officer and one of our directors is employed full time as a manager in an exporting business and J. David Brow, our Treasurer, Chief Financial Officer, Corporate Secretary and one of our directors is employed full time as a management consultant to U.S. based technology companies. As a result, our directors and officers may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to market our proposed business and conduct both our current and our proposed operations.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliates, in the aggregate, beneficially own 45.21% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

We will rely on third parties to ensure that our website and our software are operating properly. If our website or our software fail to operate properly and these third parties fail to perform as expected, our website will not operate as intended and our business will be adversely affected.

We rely on contractors to correct errors in our software and make changes to our auction website in a timely manner. These contractors may be unable or unwilling to correct problems with our software or website in a timely manner. If we experience technical problems with our software or our website, or if we lose our connection to the Internet, and these problems are not corrected immediately, our service could be adversely affected. If our users become frustrated with our level of service, they may switch to a competitor's service. If any of these events occur, our business could be adversely affected.

Competition is strong in the market for online exchanges of goods and services. If we cannot compete in this market, our ability to earn revenues will be limited and our business may fail.

The market for online exchanges of goods and services is highly competitive and consists of a number of established companies. We will have to compete for Internet users that currently are familiar with more established online auction sites, such as eBay, uBid.com, Yahoo! Auctions, Winebid.com, Golfclubexchange.com, Monster.com and others who have more financial resources, operating experience and brand awareness among Internet users than we have. This industry is also highly fragmented, and is subject to rapidly changing consumer demands and preferences.

The online auction industry requires that a marketer recognize trends and adequately provide services to meet such trends. To compete effectively, our services will have to be competitive in terms of quality, price, service, style, and with respect to branded product lines, consumer recognition. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands in a timely manner, generating brand awareness. If we do not generate sufficient brand awareness, or if we cannot anticipate, gauge and respond to consumer demands, we will not be able to compete in this industry and our ability to earn revenues will be harmed..

If we are unable to protect our intellectual property, our efforts to create and thereafter to increase public recognition of our brand may be impaired.

We currently hold the Internet domain name "www.electricnetwork.com". The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and Canada, as well as in other foreign countries, is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries where we intend to do business. This could impair our efforts to build brand recognition and increase traffic to our website. In addition, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain name.

We have applied for trademark registration with the United States Patent and Trademark Office of "The Electricnetwork.com" for use in conjunction with our website. Our application for trademark registration has been granted, and the issuance of the trademark is pending. We have not applied for similar trademark registration in Canada or in any other country. If we cannot protect our trademark in Canada or in other countries where we propose to do business, we would either need to expend resources to defend that use, or identify another name to use, and change our domain name and other materials to conform to that new name. In such an event, our efforts to build brand awareness and attract traffic to our website would be adversely affected.

Government regulation of the Internet could have adverse impacts on our proposed business.

The applicability to the Internet of existing laws governing taxation of products and services sold over the Internet, the protection of intellectual property, user privacy, pricing, content, distribution, antitrust and the quality of products and services is rapidly evolving. The application of these laws to the Internet and the adoption of new laws or regulations pertaining to these matters could reduce the rate of growth of the Internet. If these regulations make the operation of a website such as ours more expensive than we anticipate, or more unwieldy than potential bidders and sellers are willing to tolerate, then these regulations could potentially decrease the usage of our website and could otherwise harm our business.

Because we can issue additional common shares, and there is a substantial likelihood that we will do so in order to finance the completion of our website, our marketing and our monthly operations requirements, purchasers of our common stock may suffer immediate dilution of their interest in our company.

The most likely source of future funds presently available to us is through the sale of equity. Any sale of our shares will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business and explore our properties, which might result in the loss of some or all of your investment in our common stock.

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of our assets and those of some of our officers and directors are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company, our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trading of our common stock may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit the development of a liquid public market for our common stock and may limit a shareholder's ability to buy and sell our common stock.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standarized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Document Description
Exhibit 3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002)
Exhibit 3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002)
Exhibit 10.1	Management Services Agreement between The Electric Network.com, Inc. and J. David Brow dated February 1, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).
Exhibit 10.2

Management Services Agreement between The Electric Network.com, Inc. and Brad W. Rudover dated January 27, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

Exhibit 10.3	Shareholder Rights Agreement between The Electric Network.com, Inc. and Jaclynn Grad dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).
Exhibit 10.4

Shareholder Rights Agreement between The Electric Network.com, Inc. and John Pattison Wright dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

Exhibit 10.5

Shareholder Rights Agreement between The Electric Network.com, Inc. and Gloria M. Lozinski dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

Exhibit 10.6

Shareholder Rights Agreement between The Electric Network.com, Inc. and Rodeny L. Lozinski dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

Exhibit 10.7

Shareholder Rights Agreement between The Electric Network.com, Inc. and G. Roger Douville dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

Exhibit 10.8

Shareholder Rights Agreement between The Electric Network.com, Inc. and Janis D. Douville dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

Exhibit 10.9

Shareholder Rights Agreement between The Electric Network.com, Inc. and Muir Woods Investment Group IBC dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

Exhibit 10.10	Shareholder Rights Agreement between The Electric Network.com, Inc. and Janice Stevens dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).
Exhibit 10.11

Shareholder Rights Agreement between The Electric Network.com, Inc. and Richard A. Achron dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

-17-
Exhibit 10.12	Shareholder Rights Agreement between The Electric Network.com, Inc. and George Stubos dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).
Exhibit 10.13	Shareholder Rights Agreement between The Electric Network.com, Inc. and Dorian Thodos dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).
Exhibit 10.14	Shareholder Rights Agreement between The Electric Network.com, Inc. and Iris Paul dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).
Exhibit 10.15

Form of Subscription Agreement utilized in connection with the December 2003 private placement of The Electric Network.com, Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004)

Exhibit 10.16	Services Agreement between Binary Environments Ltd. and The Electric Network.com, Inc. dated May 1, 2004.
Exhibit 31.1	Section 302 Certification
Exhibit 31.2	Section 302 Certification
Exhibit 32.1	Section 906 Certification

Reports on Form 8-K

On January 12, 2004 we reported that we had accepted subscription agreements for 203,000 shares at US$0.25 per share for gross proceeds of US$50,750.

On January 29, 2004 we reported that Stephen Hanson sold 4,500,000 shares to Brad Rudover for a cost of $10,000. We also reported that Stephen Hanson resigned as our President and director and Brad Rudover was appointed as our President and director.

On April 19, 2004 we reported that pursuant to our merger with our subsidiary, we reincorporated under the laws of the State of Delaware.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ELECTRIC NETWORK.COM, INC.

By:

/s/ Brad W. Rudover
Brad W. Rudover, President and Director
(Principal Executive Officer)

Date: May 17, 2004

By:

/s/ David J. Brow
J. David Brow, Treasurer, Secretary and Director
(Principal Financial Officer)

Date: May 17, 2004