Form 10QSB
period 2004-06-30
ELECTRIC NETWORK COM INC
filed 2004-08-16
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,803,000 common shares issued and outstanding as of August 1, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

The Electric Network.com, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	June 30, 2004 $ (unaudited)	December 31, 2003 $ (audited)
Assets

Current Assets

Cash	422	32,281

Total Assets	422	32,281

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts Payable	23,362	1,200
Accrued Liabilities (Note 5)	3,000	7,955
Advances Payable (Note 3(a) and (b))	15,600	15,100
Related Party Payable (Note 3(e))	3,767	-

Total Liabilities	45,729	24,255

Commitments (Notes 1 and 4)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 common shares authorized with a par value of $0.001; 18,803,000 issued and outstanding	18,803	18,803

Additional Paid in Capital	153,894	153,894

Donated Capital (Note 3(d))	15,400	15,400

Deferred Compensation (Note 4)	-	(6,667)

	188,097	181,430

Deficit Accumulated During the Development Stage	(233,404)	(173,404)

Total Stockholders' Equity (Deficit)	(45,307)	8,026

Total Liabilities and Stockholders' Equity (Deficit)	422	32,281

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Accumulated from February 3, 1999 (Date of Inception) to June 30, 2004 $	Three Months Ended June 30,		Six Months Ended June 30,
		2004 $	2003 $	2004 $	2003 $

Revenue	-	-	-	-	-

Expenses

Accounting and audit	23,047	2,024	1,850	4,469	2,650
Consulting (Note 3(c) and(e))	113,666	4,114	20,889	13,278	34,851
Donated overhead (Note 3(d))	5,800	-	300	-	600
Donated services (Note 3(d))	9,600	-	-	-	600
Interest	500	125	-	250	-
Legal and organizational	59,368	21,824	3,887	31,973	6,681
Office	10,420	2,736	721	4,682	1,614
Transfer agent	11,003	1,682	65	5,348	810

	233,404	32,505	27,712	60,000	47,806

Net Loss for the Period	(233,404)	(32,505)	(27,712)	(60,000)	(47,806)

Net Loss Per Share - Basic and Diluted	-	-	-	-	-

Weighted Average Shares Outstanding		18,803,000	18,600,000	18,803,000	17,267,000

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2004 $	2003 $

Cash Flows to Operating Activities

Net Loss for the Period	(60,000)	(47,806)

Adjustments to reconcile net loss to cash
Donated overhead	-	600
Donated services	-	600
Expenses settled with issuance of stock	6,667	33,333

Changes in operating assets and liabilities
Decrease in prepaid expense	-	179
Increase in accounts payable and accrued liabilities	22,794	4,974
Increase in related party payable	3,767	-

Net Cash Used by Operating Activities	(26,772)	(8,120)

Cash Flows From Financing Activities

Proceeds from cash advance	500	-
Payment of deferred financing costs	(5,587)	-

Net Cash Used by Financing Activities	(5,087)	-

Decrease in Cash	(31,859)	(8,120)

Cash - Beginning of Period	32,281	8,199

Cash - End of Period	422	79

Non-Cash Financing Activities

Common shares issued on settlement of expenses	-	80,000

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1. Development Stage Company

The Electric Network.com, Inc. (the "Company") was incorporated in the State of Nevada, U.S.A. on February 3, 1999. Effective March 31, 2004, the Company changed the state of domicile to Delaware. The change of domicile was effected through the merger of The Electric Network.com, Inc., a Nevada corporation, with and into The Electric Network.com, Inc., a Delaware corporation that had been formed for specifically for this purpose. Prior to the merger, the surviving Delaware corporation was a wholly-owned subsidiary of the Nevada corporation.

The Company is based in Vancouver, British Columbia. It is in the early stage of developing an online Internet Web Site on which users will be able to browse through listed items in a fully automated, topically arranged, online service that the Company intends to provide on a twenty-four hours a day, seven days a week basis. The Company proposes to generate revenue from the operation of its online auction by charging nominal listing fees to users that post items on the website. Along with listing fees the Company also intends to sell advertising on the website.

The Company is in the early development stage and principal operations have not commenced. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

During June 2004 a non-related party advanced $500 to the company for working capital purposes.

In June 2004, the Company filed an SB-2 Registration Statement ("SB-2") which was filed with the United States Securities and Exchange Commission (SEC) and declared effective July 1, 2004. The SB-2 related to registration of 8,213,000 common shares by selling shareholders and planned issuance of an additional 500,000 common shares at $0.25 per share by the company.

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
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

(d) Revenue Recognition

The Company will receive and recognize revenue as users post items for sale and also when items are purchased on the website. Users will be obligated to pay a listing fee for their items to be placed in the auction directory. This fee is determined by the price of the item with a larger priced item reflecting a larger listing fee. When an item is sold through the auction website, the seller must pay a success fee equal to 5% of the first $30 of the purchase price, 6% of that portion of the purchase price from $30 to $1,000 and 7% of that portion of the purchase price over $1,000. The listing fee and commission revenue will be recognized in the period the fee or commission is earned. This policy is prospective in nature, as the Company has not yet generated any revenues.

(e) Comprehensive Loss

The Company applies Financial Accounting Standards Board (FASB) SFAS No. 130 "Reporting Comprehensive Income". As at June 30, 2004 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(f) Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts payable, accrued liabilities, advances payable, and related party payable approximate their fair value.

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

(h) Interim Financial Statements

The interim unaudited financial statements for the six months ended June 30, 2004 and 2003 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(i) Stock-Based Compensation

The Company does not have a stock option plan however issues stock to non-employees for services. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation". Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable.

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

3. Related Party Transactions/Balances

(a) The advances payable include $5,100 due to the former President of the Company, which is unsecured, non-interest bearing and payable on demand.

(b) A company controlled by the former President advanced $10,000 to the Company during 2003 for working capital purposes. The amount is unsecured and evidenced by a promissory note which bears non-compounded interest of 5% per annum and is due on July 9, 2004. Interest expense of $250 was charged to operations during the period ended June 30, 2004.

(c) Consulting expense for the period ended June 30, 2004 includes $6,667 (2003: $33,333) of stock-based compensation related to the Company's issuance of common stock to the former President and also to a related party of the Company for consulting services (see Note 4).

(d) The business plan the Company currently intends to exploit was developed by the former President on behalf of the Company. There was no charge to the Company for these services valued at $200 per month. The donated services were discontinued effective February 1, 2003 since common shares were issued as compensation (see Note 4).

(e) The President of the Company receives $1,000 per month for consulting services rendered to the Company which commenced February 2004. At June 30, 2004, the related party payable consists of consulting fees of $3,000 and $767 of expenses paid by the President on behalf of the Company.

4. Common Shares

The Board of Directors approved the issuance of 8,000,000 common shares for consulting services to be provided by the Company's former President and a related party in the prior year. The consulting services, with a fair value of $80,000, were provided for a term of 12 months from February 1, 2003 through January 31, 2004. The Company recorded $6,667 of stock-based compensation related to this issuance for the six month period ended June 30, 2004.

5. Accrued Liabilities

The amount accrued at June 30, 2004 includes $2,500 in professional fees and $500 of accrued interest expense.

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

We are a development stage business that has not yet commenced operations. We have not had any revenues, we have not yet commenced our proposed principal operations and we have few assets. We cannot begin our proposed principal activities or produce revenues from operations until we have raised the capital necessary to effect our soft launch, which we hope to raise within the next three to six months.

Since the date of our incorporation we have not made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations other than the merger described above that we effected on March 31, 2004, in order to change our state of domicile from Nevada to Delaware.

We are in the process of establishing ourselves as an Internet marketplace, where consumers and entrepreneurs within a specific geographic area - initially Vancouver, British Columbia - can meet to buy, sell or exchange almost anything with a perceived value that can be sold over the Internet.

Plan of Operation

Our principal business activity consists of the operation of an Internet based auction website over which users can advertise and buy and sell goods and services for a fee. We have recently completed the successful testing of our auction software, which we have installed and configured on a server that we are in the process of acquiring from our President, Brad Rudover. Once we have raised sufficient capital to fund some of our immediate needs, we intend to begin marketing our products and services and commence operations over a ramped-up period of six months.

Our auction software is currently installed on a server that we are purchasing from our President, Brad W. Rudover, for an agreed upon price of $500. We plan to complete the purchase of this server as soon as funds are available for this purpose.

Our server is now and will for the foreseeable future be co-located in the offices of Binary Environments Ltd., a Vancouver, B.C. based company that specializes in server co-location and web hosting over their T1 connection. "Co-location" is the term used to describe the placement of a customer's equipment in an organization's facility and, in our case, it means simply that Binary Environments Ltd. will keep and maintain our server, and our connection to the Internet, at their business premises. A T1 connection is a telephone connection capable of transmitting 1.544 Mbps of voice and data, which we believe is adequate for our planned operations. We have signed a month to month agreement with Binary Environments Ltd. pursuant to which our company has agreed to pay to Binary Environments Ltd. a monthly payment of $61 ($85 Cdn) in consideration of their hosting our server on their T1 connection.

We purchased PHP XL auction software from PHP Auction for $411. This software, which we have installed and configured on Mr. Rudover's server, is capable of enabling our users to advertise on our website and post, browse and bid on items for sale or exchange. Brad W. Rudover, our President, has tested the software on our server to ensure that it operates as intended.

We intend to begin operations as soon as we have raised sufficient capital to enable us to do so. In the beginning, we plan to limit operations to a "friends and family" soft launch while we begin to market our website and raise brand awareness among local residents and businesses in Vancouver, B.C. During our soft launch we will fine tune our software and prepare for a full launch. We hope that we can begin and complete our soft launch during the next three to six months.

We will begin marketing our website during our soft launch. Initially, we will market exclusively through email direct marketing. Email direct marketing campaigns send targeted direct email to recipients on opt-in email lists maintained by online communities, of which there are several in the Vancouver, B.C. area. The average cost per campaign is approximately $2,500 and we believe that these campaigns will provide us with a cost effective means of reaching our target market. We plan to conduct two of these direct email marketing campaigns prior to December 31, 2004, though the second of these two campaigns may be delayed into the first few months of 2005.

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

Purchase or Sale of Equipment

As discussed above, we are in the process of acquiring a server from Brad W. Rudover for $500. We believe that this server can handle thousands of users and transactions at a time, and that it will be adequate for our projected level of operations for the balance of the fiscal year ending December 31, 2004. We do not currently anticipate that we will expend any significant amount on any other equipment for our present operations or during the immediate future.

Personnel

As of August 1, 2004, our Chief Executive Officer, Brad W. Rudover, and our Chief Financial Officer, J. David Brow, are consulting for our company and we do not have any employees. Both Mr. Rudover and Mr. Brow handle all of the responsibilities in the area of corporate administration, business development and research. We do not currently have or plan to add any other employees or consultants during the next six to twelve months.

In addition to the costs of our operations outlined above, we expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. We have budgeted $35,000 for accountants and lawyers fees for our periodic filing requirements, and an additional $8,000 for miscellaneous office and filing fees and expenses.

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

Going Concern

We incurred a loss of $60,000 for the six month period ended June 30, 2004, and we have incurred an aggregate deficit since inception of $233,404. During the year ended December, 2003, we received an aggregate of $50,750 in gross proceeds from a private placement financing in which we sold shares of our common stock. At June 30, 2004, we had $422 in cash and $23,362 in accounts payable. As of the date of filing of this quarterly report on form 10-QSB we have not yet commenced operations. We do not expect to commence operations until September, 2004 or later, and we do not expect positive cash flow from operations in the near term. Our management believes that our company cannot sustain its operations from existing working capital and operations over the next 12 months. Therefore, we believe that the only source of funds available to us to finance our operating and capital requirements will be to raise capital as needed on a private placement basis. As described in more detail above, we estimate that we will need $125,000 to satisfy our cash requirements for the next twelve months.

The financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the year ended December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our services, the continuing successful development of our business plan, and, finally, achieving a profitable level of operations.

RISK FACTORS

Our company is in the early development stage. The fact that we have not generated revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion given in connection with our audited financial statements for the year ended December 31, 2003.

Our company is in the early development stage. We have not generated any revenues since we were incorporated on February 3, 1999. We incurred a loss of $60,000 for the six month period ended June 30, 2004 and we have an accumulated deficit of $233,404 from the date of our incorporation on February 3, 1999 through the period ending June 30, 2004. We do not anticipate that we will begin generating revenues until November or December of 2004, at the earliest and we anticipate that we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund our marketing efforts and our monthly overhead. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through any other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditors' report on our financial statements for the year ending December 31, 2003.

There is currently no public market for shares of our common stock, which will make it difficult for you to sell your shares. If you cannot sell your shares, you may lose all of your investment.

There is no public market for our common stock and we can give no assurance that one will develop or be sustained. Although we plan to apply to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board, we cannot provide any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will develop. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then you may not be able to resell your shares of our common stock and you may lose all of your investment.

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

Our directors and officers are engaged in other full-time business activities and they may not devote sufficient time to our business, which could have an adverse effect on our ability to commence or conduct operations and generate revenues.

Our directors and officers are involved in other business activities. Brad W. Rudover, our President, Chief Executive Officer and one of our directors is employed full time by his own computer consulting business and J. David Brow, our Treasurer, Chief Financial Officer, Corporate Secretary and one of our directors is employed full time as a Regional Manager for Symantec Corporation. As a result, our directors and officers may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to market our proposed business and conduct both our current and our proposed operations.

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

We rely on contractors to correct errors in our software and make changes to our auction website in a timely manner. These contractors may be unable or unwilling to correct problems with our software or website in a timely manner. If we experience technical problems with our software or our website, or if we lose our connection to the Internet, and these problems are not corrected immediately, our service could be adversely affected. We have already experienced periodic system interruptions and we believe that these will continue to occur from time to time. These outages have stemmed from a variety of causes, including third-party hardware and software problems and human error. If our users become frustrated with our level of service, they may switch to a competitor's service. If any of these events occur, our business could be adversely affected.

In addition, we may add new features and functionality to our services that may result in the need to develop or license additional technologies. If we are unable to add additional software and/or hardware or upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume, our business could suffer adverse consequences including unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users' experience on its service and delays in reporting accurate financial information. These consequences could harm or limit our ability to expand our business.

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

The online auction industry requires that a marketer recognize trends and adequately provide services to meet such trends. To compete effectively, our services will have to be competitive in terms of quality, price, service, style, and with respect to branded product lines, consumer recognition. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands in a timely manner, generating brand awareness. If we do not generate sufficient brand awareness, or if we cannot anticipate, gauge and respond to consumer demands, we will not be able to compete in this industry and our ability to earn revenues will be harmed.

In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by our company to modify or adapt our services or infrastructure. If we cannot raise the money required to effect these changes, we will not be able to compete with other businesses engaged in the Internet auction business that are able to effect these changes.

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

We have applied for trademark registration with the United States Patent and Trademark Office of the mark "The Electricnetwork.com" for use in conjunction with our website. Our application for trademark registration has been granted, and the issuance of the trademark is pending. We have not applied for similar trademark registration in Canada or in any other country. If we cannot protect our trademark in Canada or in other countries where we propose to do business, we would either need to expend resources to defend that use, or identify another name to use, and change our domain name and other materials to conform to that new name. In such an event, our efforts to build brand awareness and attract traffic to our website would be adversely affected.

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

We may be required to expend resources defending our reputation or assets from liability for claims arising from users listing for sale items that it is unlawful to list.

Laws relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, may be listed and traded on our website. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our website and we may be subject to civil or criminal liability for unlawful activities carried out by users through its service. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business.

Fraudulent activities by persons using our website could harm our reputation and our business.

Our success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We will not take responsibility for delivery of payment or goods to any buyer or seller but we anticipate that we may receive communications from users who did not receive the purchase price or the goods that were to have been exchanged. While we anticipate that we will be able suspend the accounts of users who fail to fulfil their obligations to other users, we will not have the ability to otherwise require users to make payments or deliver goods. We may also periodically receive complaints from buyers as to the quality of the goods purchased. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of our website could damage our reputation and diminish the value of our brand. We may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if no reimbursement is made. Any resulting litigation could be costly for our company, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our reputation and our business.

We depend on the continued growth of online commerce.

The business of selling goods over the Internet, particularly through online trading, is dynamic and relatively new. Acceptance of and growth in use of the Internet as a medium for consumer commerce may not continue. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. In particular, our website will require users to make publicly available personal information that some potential users may be unwilling to provide. These concerns may increase if and as additional publicity over privacy issues over the Internet increases. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to build and continuously expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than we anticipate, and we are unable to establish efficiencies in our operating costs, including our cost of acquiring and retaining customers, our business could be adversely impacted.

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

One of our directors and officers is a resident of Canada, and all or a substantial portion of our assets and those of our President are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company, our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trading of our common stock may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit the development of a liquid public market for our common stock and may limit a shareholder's ability to buy and sell our common stock.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

On April 19, 2004, we filed notice on Form 8-K that we had relocated our company's domicile from the state of Nevada to the State of Delaware.

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

Exhibit 10.16	Services Agreement between Binary Environments Ltd. and The Electric Network.com, Inc. dated May 1, 2004. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 17, 2004).
Exhibit 31.1	Section 302 Certification
Exhibit 31.2	Section 302 Certification
Exhibit 32.1	Section 906 Certification
Exhibit 32.2	Section 906 Certification

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ELECTRIC NETWORK.COM, INC.

By:

/s/ Brad W. Rudover
Brad W. Rudover, President and Director
(Principal Executive Officer)

Date: August 12, 2004

By:

/s/ J. David Brow
J. David Brow, Treasurer, Secretary and Director
(Principal Financial Officer)

Date: August 12, 2004