Form 10QSB
period 2004-09-30
ELECTRIC NETWORK COM INC
filed 2004-11-12
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,963,000 common shares issued and outstanding as of November 10, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Electric Network.com, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2004 $ (unaudited)	December 31, 2003 $ (audited)
Assets

Current Assets

Cash	418	32,281
Accounts receivable	263	-

Total Assets	681	32,281

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts Payable	178	1,200
Accrued Liabilities (Note 5)	2,875	7,955
Advances Payable (Note 3(a) and (b))	15,100	15,100

Total Liabilities	18,153	24,255

Commitments (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 common shares authorized with a par value of $0.001; 18,963,000 and 18,803,000 issued and outstanding respectively	18,963	18,803

Additional Paid in Capital	193,234	153,894

Donated Capital (Note 3(d))	15,400	15,400

Deferred Compensation (Note 4(b))	-	(6,667)

	227,597	181,430

Deficit Accumulated During the Development Stage	(245,069)	(173,404)

Total Stockholders' Equity (Deficit)	(17,472)	8,026

Total Liabilities and Stockholders' Equity (Deficit)	681	32,281

(The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from February 3, 1999 (Date of Inception) to September 30, 2004	Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
	$	$	$	$	$

Revenue	263	263	-	263	-

Expenses

Accounting and audit	25,474	2,427	1,500	6,896	4,150
Consulting (Note 3(c) and(e))	118,634	4,968	20,001	18,246	54,852
Donated overhead (Note 3(d))	5,800	-	300	-	900
Donated services (Note 3(d))	9,600	-	-	-	600
Interest (Note 3(b))	625	125	-	375	-
Legal and organizational	61,090	1,722	4,211	33,695	10,892
Office	12,951	2,531	615	7,213	2,229
Transfer agent	11,158	155	-	5,503	810

	245,332	11,928	26,627	71,928	74,433

Net Loss for the Period	(245,069)	(11,665)	(26,627)	(71,665)	(74,433)

Net Loss Per Share - Basic and Diluted	-	-	-	-	-

Weighted Average Shares Outstanding		18,870,000	18,856,000	18,821,000	17,711,000

(The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2004	2003
	$	$

Cash Flows to Operating Activities

Net Loss for the Period	(71,665)	(74,433)

Adjustments to reconcile net loss to cash
Donated overhead	-	900
Donated services	-	600
Expenses settled with issuance of stock	6,667	53,333

Changes in operating assets and liabilities
Decrease in prepaid expense	-	179
Increase in accounts receivable	(263)	-
Increase (decrease) in accounts payable and accrued liabilities	(6,102)	1,235

Net Cash Used by Operating Activities	(71,363)	(18,186)

Cash Flows From Financing Activities

Proceeds from issuance of shares, net of offering costs	39,500	-
Advances of related party advances	-	10,000

Net Cash Provided by Financing Activities	39,500	10,000

Decrease in Cash	(31,863)	(8,186)

Cash - Beginning of Period	32,281	8,199

Cash - End of Period	418	13

Non-Cash Financing Activities

Common shares issued on settlement of expenses	-	80,000

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of the financial statements)

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1. Development Stage Company

The Electric Network.com, Inc. (the "Company") was incorporated in the State of Nevada, U.S.A. on February 3, 1999. Effective March 31, 2004, the Company changed its state of domicile to Delaware. The change of domicile was effected through the merger of The Electric Network.com, Inc., a Nevada corporation, with and into The Electric Network.com, Inc., a Delaware corporation that had been formed specifically for this purpose. Prior to the merger, the surviving Delaware corporation was a wholly-owned subsidiary of the Nevada corporation.

The Company is based in Vancouver, British Columbia. During the current quarter, the Company commenced a preliminary launch of its online Internet Web Site on which users can browse through listed items in a fully automated, topically arranged, online auction service provided on a twenty-four hours a day, seven days a week basis. The Company generates revenue from the operation of its online auction by charging nominal listing fees to users that post items on the website. During this preliminary launch, over fifty users registered as members.

Although the Company has generated nominal revenue during the current quarter, there is no guarantee that revenue will significantly increase in the future. The Company is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed a Registration Statement with the United States Securities and Exchange Commission (SEC) on Form SB-2, which was declared effective July 1, 2004. The Company registered 8,213,000 common shares by selling shareholders and planned to sell up to 500,000 common shares at $0.25 per share. On September 14, 2004, the Company issued 160,000 shares of common stock at $0.25 per share for cash proceeds of $39,500, net of offering costs.

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

(d) Revenue Recognition

The Company receives and recognizes revenue as users post items for sale and also when items are purchased on the website. Users will be obligated to pay a listing fee for their items to be placed in the auction directory. This fee is determined by the price of the item with a larger priced item reflecting a larger listing fee. When an item is sold through the auction website, the buyer must pay a premium in the form of a percentage of the final sale, with a higher percentage charged for higher priced items.

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

The listing fee and commission revenue is recognized in the period the fee or commission is earned. Although the Company has not generated any revenue from the final value fee, the Company has recognized revenue from listing fees. The Company does not expect difficulty collecting amounts owing as accounts receivable are to be received from PayPal.

(e) Comprehensive Loss

The Company applies Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". As at September 30, 2004 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(f) Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, accrued liabilities and advances payable approximate their fair value because of the short-term maturity of these instruments.

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

(h) Interim Financial Statements

The interim unaudited financial statements for the nine months ended September 30, 2004 and 2003 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(i) Stock-Based Compensation

The Company does not have a stock option plan but it issues stock to non-employees for services. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation". Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable.
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

The Electric Network.com, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

3. Related Party Transactions/Balances

(a) Advances payable include $5,100 due to the former President of the Company. This advance is unsecured, non-interest bearing and payable on demand.

(b) A company controlled by the former President of the Company advanced $10,000 during fiscal 2003. This amount is unsecured, bears non-compounded interest of 5% per annum and is due on demand. Interest expense of $125 and $375 was charged to operations during the three and nine-month periods ended September 30, 2004, respectively.

(c) Consulting expense for the nine-month period ended September 30, 2004 includes $6,667 (2003: $53,333) of stock-based compensation related to the Company's issuance of common stock to the former President and also to a related party of the Company for consulting services (see Note 4(b)).

(d) The Company's business plan was developed by the former President on behalf of the Company. There was no charge to the Company for these services valued at $200 per month. The donated services were discontinued effective February 1, 2003 since common shares were issued as compensation (see Note 4(b)).

(e) Commencing in February, 2004 the President of the Company receives $1,000 per month for consulting services rendered.

4. Common Shares

(a) On September 14, 2004, the Company issued 160,000 shares of common stock at $0.25 per share for cash proceeds of $39,500, net of offering costs.

(b) The Board of Directors approved the issuance of 8,000,000 common shares for consulting services to be provided by the Company's former President and a related party in fiscal 2003. The consulting services, having a fair value of $80,000, were provided for a term of 12 months from February 1, 2003 through January 31, 2004. The Company recorded $6,667 of stock-based compensation related to this issuance for the nine-month period ended September 30, 2004.

5. Accrued Liabilities

The amount accrued at September 30, 2004 includes $2,250 in professional fees and $625 of accrued interest expense.

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

We are a development stage business that has only recently commenced operations. We have had only nominal revenues from operations and we have few assets. We have not yet produced any significant revenues.

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

Plan of Operation

Our principal business activity consists of the operation of an Internet based auction website over which users can advertise and buy and sell goods and services for a fee. We have recently completed the successful testing of our auction software, which we have installed and configured on a server that we recently acquired from our President, Brad W. Rudover. We commenced our soft launch during the period ended September 30, 2004.

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

We purchased PHP XL auction software from PHP Auction for $411. This software, which we have installed and configured on Mr. Rudover's server, is capable of enabling our users to advertise on our website and post, browse for and bid on items for sale or exchange. Brad W. Rudover, our President, has tested the software on our server to ensure that it operates as intended.

We are currently limiting our operations to a "friends and family" soft launch while we begin to market our website and raise brand awareness among local residents and businesses in Vancouver, B.C. During our soft launch we will fine tune our software and prepare for a full launch. We hope that we can complete our soft launch during the next three to six months.

We embarked on our soft launch by sending out emails to friends and family informing them that our service was ready for use. Over 50 users registered for our service during the three months ended September 30, 2004 and a few of them hosted auctions which generated nominal revenue for our company. We intend to continue to use email marketing campaigns during our soft launch as this appears to be the most cost effective form of marketing available to us. During this period we believe that our growth will be slow and once we realize this slow down we will then embark on a full launch of our website.

As in our soft launch, we intend to continue to market primarily through direct email marketing. Direct email marketing campaigns send targeted direct email to recipients on opt-in email lists maintained by online communities, of which there are several in the Vancouver, B.C. area. The average cost per campaign is approximately $2,500 and we believe that these campaigns will provide us with a cost effective means of reaching our target market. We plan to conduct two of these direct email marketing campaigns within the next three to six months along with other marketing tools to drive traffic to our website.

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

Purchase or Sale of Equipment

As discussed above, we have purchased a server from Mr. Rudover for the price of $500. This server is an essential part of our business as this connects our website to the internet and allows our users to buy and sell items in our online marketplace.

In the future, if we are generating revenue we anticipate on purchasing an Apple iBook G4 notebook computer. Macintosh has become the standard for graphics editing and we believe this will allow us to improve the appearance of our website and any auction items listed on it. Along with graphics this notebook will also act as a database in which we can store all usr and transaction information. As a development company with limited resources we will rely on our ability to generate revenue prior to making this purchase.

Personnel

As of November 1, 2004, our Chief Executive Officer, Brad W. Rudover, and our Chief Financial Officer, J. David Brow, continue to consult for our company and we do not have any employees. Both Mr. Rudover and Mr. Brow handle all of the responsibilities in the area of corporate administration, business development and research. We do not currently have or plan to add any other employees or consultants during the next six to twelve months.

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

Research and Development

As we are currently in the process of developing our business, we do not plan to spend any time or money on research and development of additional products during the next 12 months. In addition, we do not anticipate that we will implement any formal research and development effort. We anticipate that we will constantly research our competitors' products and services and that this effort will result in constant improvement of our own website and product offerings. We anticipate that Mr. Rudover, our President, will perform these services for us in the normal course of performing his consulting duties, and we have not budgeted any additional funds for this purpose.

Going Concern

We incurred a loss of $71,665 for the nine month period ended September 30, 2004, and we have incurred an aggregate deficit since inception of $245,069. During the year ended December, 2003, we received an aggregate of $50,750 in gross proceeds from a private placement financing in which we sold shares of our common stock. At September 30, 2004, we had $418 in cash and $178 in accounts payable. As we have only recently commenced operations, we have only generated nominal revenues and there can be no assurance that we can generate any significant revenues from operations. Our management believes that our company cannot sustain its operations from existing working capital and operations over the next 12 months. Therefore, we believe that the only source of funds available to us to finance our operating and capital requirements will be to raise capital as needed on a private placement basis. As described in more detail above, we estimate that we will need $125,000 to satisfy our cash requirements for the next twelve months.

The financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

RISK FACTORS

Our company is in the early development stage. The fact that we have only generated nominal revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion given in connection with our audited financial statements for the year ended December 31, 2003 and in the notes to the financial statements included with this quarterly report on Form 10-QSB.

Our company is in the early development stage. We have only generated nominal revenues since we were incorporated on February 3, 1999. We incurred a loss of $71,665 for the nine month period ended September 30, 2004 and we have an accumulated deficit of $245,069 from the date of our incorporation on February 3, 1999 through the period ending September 30, 2004. We anticipate that we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund our marketing efforts and our monthly overhead. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through any other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditors' report on our financial statements for the year ending December 31, 2003 and is included in the notes to the financial statements included with this quarterly report on Form 10-QSB.

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

Our officers and directors and their affiliates, in the aggregate, beneficially own 44.84% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We have applied for trademark registration with the United States Patent and Trademark Office of the mark "The Electricnetwork.com" for use in conjunction with our website. Our application for trademark registration has been granted, and the trademark was registered on June 22, 2004. We have not applied for similar trademark registration in Canada or in any other country. If we cannot protect our trademark in Canada or in other countries where we propose to do business, we would either need to expend resources to defend that use, or identify another name to use, and change our domain name and other materials to conform to that new name. In such an event, our efforts to build brand awareness and attract traffic to our website would be adversely affected.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Document Description
Exhibit 3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002)
Exhibit 3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002)
-16-
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

Date: November 12, 2004

By:

/s/ J. David Brow
J. David Brow, Treasurer, Secretary and Director
(Principal Financial Officer)

Date: November 12, 2004