Form 10KSB
period 2004-12-31
ELECTRIC NETWORK COM INC
filed 2005-03-31
CIK 1078858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-49891

THE ELECTRIC NETWORK.COM, INC.
(Name of small business issuer in its charter)

Delaware	33-0860242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#1400-1500 West Georgia Street, Vancouver British Columbia, Canada	V6G 2Z6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (604) 684-3027

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. $475

D/JLM/689110.2

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.

4,596,000 shares at $0.25(1) per share = $1,149,000

(1) represents the price at which we last issued shares. Used only for the purposes of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

18,963,000 common shares issued and outstanding as of March 15, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No ☒

D/JLM/689110.2

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Electric Network” mean The Electric Network.com Inc., unless otherwise indicated.

Business Development During Last Three Years

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

Our Current Business

Our principal business activity consists of the operation of an Internet based auction website over which users can advertise and buy and sell goods and services for a fee. We have recently changed our business model by incorporating a “seller’s final value fee.” This fee will allow us to generate revenue based on the final price that an item is sold for on our website. The chart below shows the percentage we take from the final value of an item sold:

Item Value:	Percentage Fee
$0.01 - $49.99	8%
$50.00 - $999.99	9%
$1,000 +	10%

Our server is now and will for the foreseeable future be co-located in the offices of Binary Environments Ltd., a Vancouver, B.C. based company that specializes in server co-location and web hosting over their T1 connection. “Co-location” is the term used to describe the placement of a customer’s equipment in an organization’s facility and, in our case, it means simply that Binary Environments Ltd. will keep and maintain our server, and our connection to the Internet, at their business premises. A T1 connection is a telephone connection capable of transmitting 1.544 Mbps of voice and data, which we believe is adequate for our planned operations. We have signed a month to month agreement with Binary Environments Ltd. pursuant to which our company has agreed to pay to Binary Environments Ltd. a monthly payment of $85 (Cdn) in consideration of their hosting our server on their T1 connection.

We purchased PHP XL auction software from PHP Auction for $411. This software, which we have installed and configured on our server, is capable of enabling our users to advertise on our website and post, browse for and bid on items for sale or exchange.

We are currently limiting our operations to a “friends and family” soft launch while we begin to market our website and raise brand awareness among local residents and businesses in Vancouver, B.C. We are currently in our soft launch period and will continue to be until we can either generate sufficient revenue or raise sufficient capital to embark upon our full launch.

We embarked on our soft launch by sending out emails to friends and family informing them that our service was ready for use. Over 50 users registered for our service during the three months ended September 30, 2004 and a few of them hosted auctions which generated nominal revenue for our company. During the three months ended December 31, 2004, an additional 10 users registered for our service, although none of them hosted an auction. We intend to continue to use email marketing campaigns during our soft launch as this appears to be the most cost effective form of marketing available to us. During this period we believe that our growth will be slow and once we realize this slow down we will then embark on a full launch of our website.

Industry Background

The exchange of goods among individuals and small dealers has traditionally been conducted on a mostly regional basis through classified newspaper advertisements, collectibles shows, garage sales, flea markets and ‘brick and mortar’ auctions. These markets tend towards relatively high transaction costs, especially where brick-and-mortar based auctions are involved, as these are usually regional, owner-operated businesses that with significant investments in real estate, personnel, inventory, and marketing for each location. The communication media relied on by these markets, usually classified newspaper advertising and direct mail, is both expensive and inefficient.

The Internet has become an increasingly significant global interactive medium for communications, information, and commerce. In this regard, the Internet is increasingly attractive to businesses that facilitate these exchanges of goods among individuals and small dealers because it provides an efficient and inexpensive marketplace for people to meet, communicate and trade. On a properly configured website, sellers can post photographs of the items they wish to sell, post and modify advertisements or product descriptions; buyers can inquire and sellers can react to inquiries promptly, all on a 24 hour per day seven day per week basis. The operator of this Internet website can provide these facilities to buyers and sellers at a fraction of the cost charged by traditional intermediaries (auction houses, newspapers, flea markets, etc.), because the Internet-based business does not carry the costly overheads of the traditional retail facilities, such as costly office or warehousing facilities, utilities or employees.

There are many companies that currently provide these online consumer-to-consumer trading facilities. Some of these companies, such as Ebay.com, uBid.com and Amazon.com, are well known and established. Most of these companies offer users the ability to buy and sell almost anything of value while others, such as Winebid.com, Golfclubexchange.com and Monster.com, distinguish themselves by specializing in specific products and services.

We propose to offer a full range of products and services through our online auction website. Unlike our competitors, however, we intend to limit the availability of our services to residents of specific regions. We believe that doing so will result in lower start-up costs because it will be less expensive to market to a regional population than to a global population. In addition, we believe that users proposing to buy, sell and exchange goods and services would prefer to use a local marketplace, where personal inspection of goods, shipping and other aspects of the transaction can be accomplished inexpensively and expeditiously. We also believe that we can build brand awareness at a local level quickly and inexpensively, which we can then leverage when we begin to expand our operations, as we propose to do, to additional regional markets.

Our Internet Auction Site

Our website is located at www.electricnetwork.com. Our website’s home page contains a listing of product categories that will allow buyers to explore current auctions. Users can browse through a list of current auctions within a category or subcategory and then “click through” to a detailed description for a particular item. They also can search specific categories or the entire database of auction listings using keywords to describe the types of products in which they are interested. Each auction is assigned a unique identifier so that users can easily search for and track specific auctions. Users also can search for a particular buyer or seller by name in order to review his or her auction and feedback history.

Once a buyer has found an item of interest, they must register. Only residents of the local area (currently Vancouver, B.C.) will be permitted to register. After registration, buyers can bid for the item by entering the maximum amount they are willing to pay. In the event of competitive bids, our software will automatically increase bidding in increments based upon the then current highest bid for the item, up to the bidder’s maximum price. Bidders wishing additional information about a listed item can access the seller’s email address and contact the seller for additional information. Our software will automatically confirm a bid via email to the bidder, and will send an outbid notice to the next highest bidders. During the course of the auction, our software will automatically update the item’s status as bids are received and will immediately notify bidders of their bid’s status via email. Bidders are not charged for making bids or purchases through our website.

Sellers interested in selling an item on our website must register before they can list it, which they can do online by completing a short form. As with buyers, only residents of the local area (currently Vancouver, B.C.) will be permitted to register. The seller can then select a minimum price for opening bids, a reserve price if they so desire, and an auction length. A reserve price is the minimum price at which the seller is willing to sell, and it is not disclosed to bidders.

Sellers are required to pay a fee to list items for sale. The amount of this fee will range depending on the opening bid for the item, with a fee of $0.25 for items with an opening bid price of less than $1.00, $0.30 for an opening bid price of $1.00 to $9.99, $0.50 for items with an opening bid price of $10.00 to $29.99, $1.00 for items with an opening bid price of $30.00 to $49.99, $2.00 for items with an opening bid price of $50.00 to $199.99 and $4.00 for items with an opening bid price of $200.00 or more. In addition, sellers can pay additional fees to feature items in various ways, including a Home Page Feature for $10.00, a Category Feature for $5.00, bold font for $1.00, and a highlighted font for $3.00. Sellers are required to pay a “Seller’s Final Value” fee in the amount shown on the chart below:

Item Value:	Percentage Fee
$0.01 - $49.99	8%
$50.00 - $999.99	9%
$1,000 +	10%

At the end of an auction period, if a bid exceeds the minimum price and, if one is set, the reserve price, our software will automatically notify the buyer and seller via email that the auction has closed and that the buyer was the high bid. The buyer and seller can then consummate the transaction independently. At the time of the email notification, we will charge the seller a success fee equal to 5% of the first $30 of the purchase price, 6% of that portion of the purchase price from $30 to $1,000, and 7% of that portion of the purchase price over $1,000. At no point during the process do we take possession of either the item being sold or the buyer’s payment for the item. Rather, the buyer and seller must independently arrange for the shipment of and payment for the item, with the buyer typically paying for shipping. A seller can view the buyer’s feedback rating and then determine whether to ship the item before or after the payment is received. Under the terms of our user agreement with the seller, a seller that receives one or more bids above the stated minimum or reserve price, whichever is higher, is obligated to complete a transaction, although we have no power to force the seller or bidder to complete the transaction. In the event the buyer and seller are unable to complete the transaction and the seller notifies our company, we will credit the seller the amount of the success fee. Invoices for placement fees, additional listing fees, final value fees and success fees are sent via email to sellers on a monthly basis.

Message Boards

We offer a message board feature that will encourage users to post feedback about buyers and sellers and their transaction experience. We intend to create a feedback profile for every registered user containing compliments, criticisms and other comments by users who have conducted business or interacted with the person. Users may review a person’s feedback profile before deciding to bid on an item listed by that person or in determining how to complete the payment for and delivery of the item.

Customer Support

We provide personalized customer service and support on a 24 hour per day, seven day per week basis via email.

Our Technology

We purchased from PHP Auction a robust, scalable user interface and transaction processing system that is based on their proprietary software. The PHP Auction software will handle all aspects of the auction process, including notifying users via email when they initially register for the service, place a successful bid, are outbid, place an item for sale and when an auction ends. It will also send daily status updates to any active sellers and bidders regarding the state of their current auctions. The system will maintain user registration information, billing accounts, current auctions and historical listings. Complete listings of all items for sale is generated every hour. Every time an item is listed on the service, a listing enhancement option is selected by a seller, or an auction closes with a bid in excess of the seller-specified minimum bid, the system will make an entry into the seller’s billing account. The system sends electronic invoices to all sellers via email when their account owes a minimum of $1.00.

The PHP Auction system has been designed around industry standard architectures and has been designed to reduce downtime in the event of outages or catastrophic occurrences. Our system hardware is co-hosted at Binary Environments in Vancouver, British Columbia, which provides redundant communication lines and emergency power backup. Our system consists of a dual Intel Pentium 450 Mhz server running MySQL Database on a Linux operating system.

We anticipate that we will devote significant resources to product development in the future in a continuous effort to add new features and functionality to the our auction service. The market in which we will compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands.

Competition

The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new websites at a relatively low cost using commercially available software. Our direct competitors include various online person-to-person auction services, including Ebay, Ubid, Yahoo and various other lesser-

known online auctions. A number of traditional auction companies, including Butterfield & Butterfield and Sotheby’s, are offering or have announced plans to create Internet auction sites. We may also face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Some of these potential competitors, including AOL, Lycos, Inc. and Microsoft Corporation, currently offer business-to-consumer trading services and classified ad services. Some of these companies also may introduce person-to-person trading to their large user populations.

Additionally, other forums traditionally used for buying and selling goods, such as printed media and auction houses, have begun to expand their operations to the Internet. For example, almost every newspaper and trade magazine has a website that allows users to post and browse sale items. Many newspapers are seeking alternative means of selling merchandise over the Internet through their website and online auction software may become the desired format. This market will continue to grow as more newspapers build their own websites. Also, local auction houses have begun to offer online bidding through the use of their website.

Many of these competitors have greater resources, and more experience in research and development, than us. These resources may enable our competitors to finance acquisition and development opportunities, pay higher prices for the same opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added or additional services not provided by us. Almost all of them currently enjoy greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market for business consulting activities. They may also be in a position to pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.

Marketing

We market our business and draw traffic to our website on a word-of-mouth basis and by email direct marketing. Email direct marketing campaigns send targeted direct email to recipients on opt-in email lists maintained by online communities. We are currently attempting to limit our Internet exposure to the greater Vancouver, B.C. region by not listing our site with major search engines except as a Vancouver-specific website. For example, search engines have pages tailored to users located in a specific metropolitan area, and we would seek to post a link to our website on a page or site dedicated to Vancouver area residents and businesses. We hope to be able to offer our online auction services to local businesses that our management can personally visit, to help those businesses offer or obtain goods and services in which they wish to deal. By developing our business on a more localized level, we believe that this will allow us the opportunity to market and grow our operations at a steady rate.

Research and Development

We are not currently conducting any research and development activities except for the ongoing development of our website and the design of our software and services. Other than the testing of our website and any corrections to our software and services that we discover are necessary during our testing phase, we do not anticipate conducting any other such activities in the near future. To date, we have not expended any funds on research and development activities, rather, the research and development activities conducted by our management have been services donated to us.

Government Regulation

Online commerce is new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are relatively new and evolving. Due to the increasing popularity of the Internet, it is possible that laws and regulations will be enacted to address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the quality of products and services. The adoption of these laws or regulations could reduce the rate of growth of the Internet. If these regulations make the operation of a website such as ours more expensive than we anticipate, or more unwieldy than potential bidders and sellers are willing to tolerate, then these regulations could potentially decrease the usage of our website and could otherwise harm our business. For example, if Internet transactions are taxed, monitored or restricted by local, state, provincial or federal authorities more than these transactions currently are, or if consumers or businesses begin to favor other ways of doing business instead of online transactions, then there might be less demand for a site and services such as ours.

In addition, the applicability to the Internet of existing laws governing issues such as trademarks, copyrights and other intellectual property issues is uncertain. We cannot be sure what effect the use of our trade name on our website might have on any future trademark applications domestically or abroad. For example, we have applied for trademark registration of our trade name “The Electricnetwork.com” for use in conjunction with our website, since our reserved domain name uses the same name. The United States Patent and Trademark Office registered our trade name on June 22, 2004. If another company challenges our trademark, we would either need to expend resources to either defend that use, or identify another name to use, and change our domain name and other materials to conform to that new name. Additionally, we might have to defend copyright infringement suits because of material posted to our site by sellers or bidders. Even if such suits are baseless, or we have disclaimed such uses by others, we might still have to expend resources to arrive at that determination. The uncertainty of the Internet and how it affects intellectual property rights could adversely affect our ability to protect the intellectual property rights we may acquire in the future. Most of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet.

New laws applicable to the Internet may impose substantial burdens on companies conducting online commerce. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws in the United States, Canada and abroad. Specifically, the way we advertise our proposed services will likely be affected by more stringent laws in that we, or users of our site, could be prevented from making certain representations about our services or products or services offered by third-party users of our site. The cost of complying with such laws could increase our cost of doing business, drive up prices and harm our ability to earn revenues. For example, if we were required by future regulations to verify or reveal the identity of bidders and buyers, or if we are required to monitor or verify the quality of goods or services offered on our site by third party sellers, our costs would increase and we would not be able to handle more than a minimal number of exchanges on our site, which would limit the revenues we would be capable of generating. Moreover, stricter laws regarding the reporting of online auction-style exchange of goods or services will likely increase the cost of doing business because we will need to comply with such laws. For example, if we begin offering a forum for the exchange of goods or services obtained by means of an online auction in jurisdictions that stringently regulate or monitor such activities, we could be forced to expend additional funds to meet such standards. The additional cost will harm our ability to earn revenues.

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

Several telecommunications carriers have asked the Federal Communications Commission (commonly referred to as the FCC) to regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the telecommunications infrastructure, telephone carriers have requested that the FCC regulate Internet and online service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. In this event, our margins could be negatively impacted because we rely solely on Internet traffic to generate revenues.

Finally, various state and provincial jurisdictions, including the province of British Columbia where we are building our first community auction, regulate the manner in which auctions may be conducted and the liability of auctioneers for conducting auctions that are not properly held. These regulations are relatively new and, as a consequence, we cannot predict their effect, if any, on our company.

Employees

At present, we have no employees other than our officers and directors, both of whom have Management Services Agreements with us. Brad W. Rudover, our President and Chief Executive Officer, and J. David Brow, our Chief Financial Officer and Secretary each devote approximately ten to twenty-five hours per week of their time to the affairs of our company. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans although we may adopt such plans in the future.

RISK FACTORS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Our forward-looking statements involve various risks and uncertainties, some but not all of which are as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any of our estimates, projections or other forward-looking statements. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors:

Our company is in the early development stage. The fact that we have only generated nominal revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ opinion given in connection with our audited financial statements for the year ended December 31, 2004 and in the notes to the financial statements included with this annual report on Form 10-KSB.

Our company is in the early development stage. We have only generated nominal revenues since we were incorporated on February 3, 1999. We incurred a loss of $86,977 for the year ended December 31, 2004 and we have an accumulated deficit of $260,381 from the date of our incorporation on February 3, 1999 through the period ending December 31, 2004. We anticipate that we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund our marketing efforts and our monthly overhead. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through any other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditors’ report on our financial statements for the year ending December 31, 2004 and is included in the notes to the financial statements included with this annual report on Form 10-KSB.

There is currently no public market for shares of our common stock, which will make it difficult for you to sell your shares. If you cannot sell your shares, you may lose all of your investment.

There is no public market for our common stock and we can give no assurance that one will develop or be sustained. Although our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s OTC Bulletin Board on November 23, 2004, it has not yet traded. We cannot provide any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market for our common stock will develop. If a public market for our common stock does not develop, then you may not be able to resell your shares of our common stock and you may lose all of your investment.

Even if a significant market for our common shares should develop, the market price for our common shares may be significantly affected by the current stage of our business and our lack of any more than nominal operating revenues and our financial and operations results from time-to-time. Further, equity markets in general and the OTC Bulletin Board in particular can experience extreme volatility that can affect the market price of equity securities in ways that are often unrelated or disproportionate to the operating performance of the issuer companies. You should not invest in our company unless you are prepared to hold onto your securities for a significant period of time.

Our directors and officers are engaged in other full-time business activities and they may not devote sufficient time to our business, which could have an adverse effect on our ability to conduct operations and generate revenues.

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

Our officers and directors and their affiliates, in the aggregate, beneficially own 44.82% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

We rely on third parties to ensure that our website and our software are operating properly. If our website or our software fail to operate properly and these third parties fail to perform as expected, our website will not operate as intended and our business will be adversely affected.

We rely on contractors to correct errors in our software and make changes to our auction website in a timely manner. These contractors may be unable or unwilling to correct problems with our software or website in a timely manner. If we experience technical problems with our software or our website, or if we lose our connection to the Internet, and these problems are not corrected immediately, our service could be adversely affected. We have already experienced periodic system interruptions and we believe that these will continue to occur from time to time. These outages have stemmed from a variety of causes, including third-party hardware and software problems and human error. If our users become frustrated with our level of service, they may switch to a competitor’s service. If any of these events occur, our business could be adversely affected.

In addition, we may add new features and functionality to our services that may result in the need to develop or license additional technologies. If we are unable to add additional software and/or hardware or upgrade our technology, transaction processing systems or network infrastructure to accommodate increased traffic or transaction volume, our business could suffer adverse consequences including unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of the users’ experience on its service and delays in reporting accurate financial information. These consequences could harm or limit our ability to expand our business.

Competition is strong in the market for online exchanges of goods and services. If we cannot compete in this market, our ability to earn revenues will be limited and our business may fail.

The market for online exchanges of goods and services is highly competitive and consists of a number of established companies. We compete for Internet users that currently are familiar with more established online auction sites, such as eBay, uBid.com, Yahoo! Auctions, Winebid.com, Golfclubexchange.com, Monster.com and others who have more financial resources, operating experience and brand awareness among Internet users than we have. This industry is also highly fragmented, and is subject to rapidly changing consumer demands and preferences.

The online auction industry requires that a marketer recognize trends and adequately provide services to meet such trends. To compete effectively, our services have to be competitive in terms of quality, price, service, style and, with respect to branded product lines, consumer recognition. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands in a timely manner, generating brand awareness. If we do not generate sufficient brand awareness, or if we cannot anticipate, gauge and respond to consumer demands, we will not be able to compete in this industry and our ability to earn revenues will be harmed.

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

We currently hold the Internet domain name “www.electricnetwork.com”. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and Canada, as well as in other foreign countries, is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries where we intend to do business. This could impair our efforts to build brand recognition and increase traffic to our website. In addition, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain name.

We have applied for trademark registration with the United States Patent and Trademark Office of the mark “The Electricnetwork.com” for use in conjunction with our website. Our application for trademark registration has been granted, and the trademark was registered on June 22, 2004. We have not applied for similar trademark registration in Canada or in any other country. If we cannot protect our trademark in Canada or in other countries where we propose to do business, we would either need to expend resources to defend that use, or identify another name to use, and change our domain name and other materials to conform to that new name. In such an event, our efforts to build brand awareness and attract traffic to our website would be adversely affected.

Government regulation of the Internet could have adverse impacts on our business.

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

Our President is a resident of Canada, and all or a substantial portion of our assets and those of our President are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company, our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trading of our common stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit the development of a liquid public market for our common stock and may limit a shareholder’s ability to buy and sell our common stock.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Item 2.	Description of Property.

Our corporate and operational offices are located at Suite 1400 – 1500 West Georgia Street, Vancouver, British Columbia, Canada V6G 2Z6, where we lease office space under a month to month lease at a rental rate of $175 a month. We believe that this space is sufficient at this time. However, we may move to expanded office space when and if our business expands. We do not have any material assets and, as such, we do not own any real or personal property.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On November 23, 2004, our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the name “The Electric Network.com, Inc.” and under the symbol “ETNW”. To date our stock has not yet traded.

Our common shares are issued in registered form. Interwest Transfer Co. Inc., 1981 East Murray Holladay Road, Suite 100, Salt Lake City Utah 84117. (Telephone: (801) 272-9294; Facsimile: (801) 277-3147) is the registrar and transfer agent for our common shares.

On March 15, 2005 the shareholders’ list of our common shares showed 54 registered shareholders and 18,963,000 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and we do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2004.

Item 6.	Management Discussion and Analysis and Plan of Operation.

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

Our server is now and will for the foreseeable future be co-located in the offices of Binary Environments Ltd., a Vancouver, B.C. based company that specializes in server co-location and web hosting over their T1 connection. “Co-location” is the term used to describe the placement of a customers equipment in an organization’s facility and, in our case, it means simply that Binary Environments Ltd. will keep and maintain our server, and our connection to the Internet, at their business premises. A T1 connection is a telephone connection capable of transmitting 1.544 Mbps of voice and data, which we believe is adequate for our operations. We have signed a month to month agreement with Binary Environments Ltd. pursuant to which our company has agreed to pay to Binary Environments Ltd. a monthly payment of $85 (Cdn) in consideration of their hosting our server on their T1 connection.

We purchased PHP XL auction software from PHP Auction for $411. This software, which we have installed and configured on our server, is capable of enabling our users to advertise on our website and post, browse and bid on items for sale or exchange. Brad W. Rudover, our President, has tested the software on our server to ensure that it operates as intended.

We are currently limiting our operations to a “friends and family” soft launch while we begin to market our website and raise brand awareness among local residents and businesses in Vancouver, B.C. During our soft launch we will fine tune our software and prepare for a full launch. We hope that we can complete our soft launch during the next three to six months.

We embarked on our soft launch by sending out emails to friends and family informing them that our service was ready for use. Over 50 users registered for our service during the three months ended September 30, 2004 and a few of them hosted auctions which generated nominal revenue for our company. During the three months ended December 31, 2004, an additional 10 users registered for our service, although none of them hosted an auction. We intend to continue to use email marketing campaigns during our soft launch as this appears to be the most cost effective form of marketing available to us. During this period we believe that our growth will be slow and once we realize this slow down we will then embark on a full launch of our website.

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

Our President, Brad W. Rudover, is currently handling our operations on a part time consulting basis, for which we pay him $1,000 per month. Mr. Rudover is in charge of business development, testing our PHP Auction software and managing our marketing and advertising efforts. He will also be responsible for operations during our soft and full launch and will ensure that Binary Environments Ltd. continues to maintain our server, website and Internet connection. Our Chief Financial Officer, J. David Brow, will consult for our company on an uncompensated as-

needed basis during the next few fiscal periods. Mr. Brow, who is currently Regional Manager for the Americas’ Retail and Electronic Sales Distribution Channels for Symantec Corporation’s Enterprise Administration Business Unit, has extensive experience with on-line sales and marketing strategies and he will provide our company with insight into establishing procedures, strategies and business development during our launch process.

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

Personnel

As of March 15, 2005, our Chief Executive Officer, Brad W. Rudover, and our Chief Financial Officer, J. David Brow, continue to consult for our company and we do not have any employees. Both Mr. Rudover and Mr. Brow handle all of the responsibilities in the area of corporate administration, business development and research. We do not currently have or plan to add any other employees or consultants during the next twelve months.

In addition to the costs of our operations outlined above, we expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the 12 months ending December 31, 2005, we have budgeted $35,000 for accountants and lawyers fees for our periodic filing requirements, and an additional $8,000 for miscellaneous office and filing fees and expenses.

Research and Development

As we are currently in the process of developing our business, we do not plan to spend any time or money on research and development of additional products during the next 12 months. In addition, we do not anticipate that we will implement any formal research and development effort. We anticipate that we will constantly research our competitors’ products and services and that this effort will result in constant improvement of our own website and product offerings. We anticipate that Mr. Rudover, our President, will perform these services for us in the normal course of performing his consulting duties, and we have not budgeted any additional funds for this purpose.

Going Concern

We incurred a loss of $86,977 for the year ended December 31, 2004, and we have incurred an aggregate deficit since inception of $260,381. At December 31, 2004, we had $111 in cash and $10,102 in accounts payable. As we have only recently commenced operations, we have only generated nominal revenues and there can be no assurance that we can generate any significant revenues from operations. Our management believes that our company cannot sustain its operations from existing working capital and operations over the next 12 months. Therefore, we believe that the only source of funds available to us to finance our operating and capital requirements will be to raise capital as needed on a private placement basis. As described in more detail above, we estimate that we will need $125,000 to satisfy our cash requirements for the next twelve months.

The financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the year ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We receive and recognize revenue as users post items for sale and also when items are purchased on the website. Users will be obligated to pay a listing fee for their items to be placed in the auction directory. This fee is determined by the price of the item with a larger priced item reflecting a larger listing fee. When an item is sold through the auction website, the buyer must pay a premium in the form of a percentage of the final sale, with a higher percentage charged for higher priced items.

The listing fee and commission revenue is recognized in the period the fee or commission is earned. Although we have not generated any revenue from the final value fee, we have recognized revenue from listing fees. We do not expect difficulty collecting accounts receivable as amounts are to be received from PayPal.

We do not have a stock option plan, however, issues stock to non-employees for services. We account for stock issued for services to non-employees in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation”. Compensation expense is based on the fair market value of the stock award or fair market value of the good and services received whichever is more reliably measurable.

Item 7.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor’s Report of Manning Elliott for the audited financial statements for the years ended December 31, 2004 and 2003 is included herein immediately preceding the audited financial statements.

The Electric Network.com, Inc. (audited):

Report of Independent Registered Public Accounting Firm dated March 16, 2004.

Balance Sheets at December 31, 2004.

Statements of Operations for the years ended December 31, 2004 and 2003, and for the period from February 3, 1999 (inception) to December 31, 2004.

Statement of changes of stockholders equity (deficit) from February 3, 1999 (inception) to December 31, 2004.

Statements of Cash Flows for the years ended December 31, 2004 and 2003, and for the period from February 3, 1999 (inception) to December 31, 2004.

Notes to the Financial Statements

1

The Electric Network.com, Inc.

(A Development Stage Company)

(Expressed in U.S. dollars)

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2
Statements of Operations	F–3

Statements of Cash Flows	F–4

Statement of Stockholders’ Equity	F–5

Notes to the Financial Statements	F–6

F–1

2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Electric Network.com, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of The Electric Network.com, Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, cash flows and stockholders’ equity accumulated for the period from February 3, 1999 (Date of Inception) to December 31, 2004 and the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Electric Network.com, Inc. (A Development Stage Company), as of December 31, 2004 and 2003, and the results of its operations and its cash flows accumulated for the period from February 3, 1999 (Date of Inception) to December 31, 2004 and the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any significant revenues and has not obtained profitable operations since inception and will need additional equity financing to begin realizing upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott”

Vancouver, Canada

March 16, 2004

F–2

2

The Electric Network.com, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2004 $	December 31, 2003 $
Assets

Current Assets

Cash	111	32,281
Accounts receivable	207	—

Total Assets	318	32,281

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts Payable	10,102	1,200
Accrued Liabilities (Note 6)	7,900	7,955
Advances Payable (Note 3(a) and (b))	15,100	15,100

Total Liabilities	33,102	24,255

Commitments (Notes 1 and 4)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 common shares authorized with a par value of $0.001; 18,963,000 and 18,803,000 issued and outstanding, respectively	18,963	18,803

Additional Paid in Capital	193,234	153,894

Donated Capital (Note 3(d))	15,400	15,400

Deferred Compensation (Note 5(a))	—	(6,667)

	227,597	181,430

Deficit Accumulated During the Development Stage	(260,381)	(173,404)

Total Stockholders’ Equity (Deficit)	(32,784)	8,026

Total Liabilities and Stockholders’ Equity (Deficit)	318	32,281

(The accompanying notes are an integral part of the financial statements.)

F–2

3

The Electric Network.com, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

	Accumulated For the Period From February 3, 1999 (Date of Inception) to December 31,	Years Ended December 31,
	2004 $	2004 $	2003 $

Revenue	475	475	—

Expenses

Accounting and audit	30,122	11,544	10,028
Consulting (Note 3(c))	122,970	22,582	75,670
Donated overhead (Note 3(d))	5,800	—	1,100
Donated services (Note 3(d))	9,600	—	200
Interest (Note 3(b))	750	500	250
Legal and organizational	65,585	38,190	15,103
Office	14,381	8,643	2,909
Transfer agent	11,648	5,993	3,990

	260,856	87,452	109,250

Net Loss for the Period	(260,381)	(86,977)	(109,250)

Basic and Diluted Loss Per Share		—	0.01

Weighted Average Shares Outstanding		18,860,000	17,933,000

(The accompanying notes are an integral part of the financial statements.)

F–3

4

The Electric Network.com, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	Accumulated For the Period From February 3, 1999 (Date of Inception) To December 31,	Years Ended December 31,
	2004 $	2004 $	2003 $
Cash Flows to Operating Activities

Net Loss for the Year	(260,381)	(86,977)	(109,250)

Adjustments to reconcile net loss to cash
Donated overhead	5,800	—	1,100
Donated services	9,600	—	200
Expenses settled with issuance of common shares	80,000	6,667	73,333

Change in operating assets and liabilities
Increase in accounts receivable	(207)	(207)	—
Decrease in prepaid expense	—	—	179
Increase (decrease) in accounts payable
and accrued liabilities	18,002	8,847	(177)

Net Cash Used by Operating Activities	(147,186)	(71,670)	(34,615)

Cash Flows From Financing Activities

Proceeds from issuance of shares, net of offering costs	132,197	39,500	48,697
Proceeds from related party advances	15,100	—	10,000

Net Cash Provided by Financing Activities	147,297	39,500	58,697

Increase (Decrease) in Cash	111	(32,170)	24,082

Cash – Beginning of Period	—	32,281	8,199

Cash – End of Period	111	111	32,281

Supplemental Disclosures

Interest paid	—	—	—
Income tax paid	—	—	—

(The accompanying notes are an integral part of the financial statements.)

F–4

5

The Electric Network.com, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From February 3, 1999 (Date of Inception) to December 31, 2004

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-In Capital	Donated Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
	#	$	$	$	$	$	$
Balance – February 3, 1999 (Date of Inception)	—	—	—	—	—	—	—
Stock issued for cash pursuant to a Regulation D, Rule 504 offering at $0.001 per share	10,000,000	10,000	—	—	—	—	10,000
Value of services and overhead donated by a related party	—	—	—	3,300	—	—	3,300
Net loss for the period	—	—	—	—	—	(8,014)	(8,014)

Balance – December 31, 1999	10,000,000	10,000	—	3,300	—	(8,014)	5,286
Value of services and overhead donated by a related party	—	—	—	3,600	—	—	3,600
Net loss for the year	—	—	—		—	(7,804)	(7,804)

Balance – December 31, 2000	10,000,000	10,000	—	6,900	—	(15,818)	1,082
Value of services and overhead donated by a related party	—	—	—	3,600	—	—	3,600
Net loss for the year	—	—	—	—	—	(5,194)	(5,194)

Balance – December 31, 2001	10,000,000	10,000	—	10,500	—	(21,012)	(512)
Stock issued for cash, net of offering costs	600,000	600	33,400	—	—	—	34,000
Value of services and overhead donated by a related party	—	—	—	3,600	—	—	3,600
Net loss for the year	—	—	—	—	—	(43,142)	(43,142)
	—	—	—
Balance – December 31, 2002	10,600,000	10,600	33,400	14,100	—	(64,154)	(6,054)
Stock issued for services rendered during the current year and the following year	8,000,000	8,000	72,000	—	(80,000)	—	—
Common stock issued, net of offering costs of $2,053	203,000	203	48,494	—	—	—	48,697
Value of services and overhead donated by a related party	—	—	—	1,300	—	—	1,300
Amortization of deferred stock compensation	—	—	—	—	73,333	—	73,333
Net loss for the year	—	—	—	—	—	(109,250)	(109,250)

Balance – December 31, 2003	18,803,000	18,803	153,894	15,400	(6,667)	(173,404)	8,026
Stock issued for cash, net of offering costs	160,000	160	39,340	—	—	—	39,500
Amortization of deferred stock compensation	—	—	—	—	6,667	—	6,667
Net loss for the year	—	—	—	—	—	(86,977)	(86,977)

Balance – December 31, 2004	18,963,000	18,963	193,234	15,400	—	(260,381)	(32,784)

(The accompanying notes are an integral part of the financial statements.)

F–5

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

The Company is based in Vancouver, British Columbia. During the current year, the Company commenced a preliminary launch of its online Internet Web Site on which users can browse through listed items in a fully automated, topically arranged, online service provided on a twenty-four hours a day, seven days a week basis. The Company generates revenue from the operation of its online auction by charging nominal listing fees to users that post items on the website. During this preliminary launch, over fifty users registered as members.

Although the Company has generated nominal revenue during the current year, there is no guarantee that revenue will significantly increase in the future. The Company is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In December 2003 the Company received cash proceeds of $48,697, net of offering costs, pursuant to a private placement memorandum of restricted common shares.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission (SEC) which was declared effective July 1, 2004. The Company registered 8,213,000 common shares by selling shareholders and planned to sell up to 500,000 common shares at $0.25 per share. On September 14, 2004, the Company issued 160,000 shares of common stock at $0.25 per share for cash proceeds of $39,500, net of offering costs. The Company is listed on the OTC-BB under the trading symbol ETNW.

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

The Company applies SFAS No. 130 “Reporting Comprehensive Income”. As at December 31, 2004 and 2003, the company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(The accompanying notes are an integral part of the financial statements.)

F–6

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

The listing fee and commission revenue is recognized in the period the fee or commission is earned. Although the Company has not generated any revenue from the final value fee, the Company has recognized revenue from listing fees. The Company does not expect difficulty collecting accounts receivable as amounts are to be received from PayPal.

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

(The accompanying notes are an integral part of the financial statements.)

F–7

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
	(i)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(j)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

(The accompanying notes are an integral part of the financial statements.)

F–8

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

3.	Related Party Transactions/Balances
(a)	Advances payable include $5,100 due to the former President of the Company. This advance is unsecured, non-interest bearing and payable on demand.
(b)

A company controlled by the former President of the Company advanced $10,000 during fiscal 2003. This amount is unsecured, bears non-compounded interest of 5% per annum and is due on demand. Interest expense of $500 was charged to operations during the year ended December 31, 2004 (2003: $250).

(c)

Consulting expense for the year ended December 31, 2004 includes $6,667 (2003: $73,333) of stock-based compensation related to the Company’s issuance of common stock to the former President and also to a related party of the Company for consulting services (see Note 5(a)).

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
(a)

The Board of Directors approved the issuance of 8,000,000 common shares for consulting services to be provided by the Company’s President and a related party. The consulting services, with a fair value of $80,000, were provided for a term of 12 months from February 1, 2003 through January 31, 2004. The Company has recorded $6,667 of stock-based compensation expense related to this issuance for the year ended December 31, 2004 (2003: $73,333).

(b)	In December 2003 the Company issued 203,000 restricted common shares pursuant to a private placement memorandum. The Company raised cash proceeds of $48,697, net of offering costs of $2,053.
(c)	On September 14, 2004, the Company issued 160,000 shares of common stock at $0.25 per share for cash proceeds of $39,500, net of offering costs of $500.

6.	Accrued Liabilities

The amount accrued at year end relates to $7,150 in professional fees and $750 of accrued interest expense.

(The accompanying notes are an integral part of the financial statements.)

F–9

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

7.	Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”) as of its inception. The Company has incurred net operating losses of $165,000, which expire starting in 2014. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2004 $	2003 $

Net Operating Loss	80,310	34,438

Statutory Tax Rate	34%	34%

Effective Tax Rate	–	–

Deferred Tax Asset	27,305	11,709

Valuation Allowance	(27,305)	(11,709)

Net Deferred Tax Asset	–	–

8.	Subsequent Event

In March 2004, the Company issued 80,000 common shares at a price of $0.25 per share for total proceeds of $20,000 pursuant to a private placement.

(The accompanying notes are an integral part of the financial statements.)

F–10

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer. Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Brad W. Rudover	President, Chief Executive Officer and a Director	27	January 27, 2004
J. David Brow	Treasurer (Chief Financial Officer), Secretary and a Director	39	May, 2002

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

D/JLM/689110.2

Brad W. Rudover, Director, President and Chief Executive Officer

While attending Ferris State University in Big Rapids, Michigan, Mr. Rudover founded his own computer consulting company, Innovative Breakthroughs, a Washington corporation with offices in Bellingham, WA. Mr. Rudover has served as President of Innovative Breakthroughs since 1998. Mr. Rudover works full time for Innovative Breakthroughs, which contracts his services to third parties, and spends part of his time working for our company. Mr. Rudover is also a director of Second Stage Ventures Inc., a Nevada corporation engaged in the business of providing online trivia games, the shares of which are listed on the OTC Bulletin Board under the symbol “SSVT”. Mr. Rudover holds a B.S. degree (Small Business Management) from Ferris State University in Big Rapids, Michigan.

J. David Brow, Director, Treasurer (Chief Financial Officer) and Secretary

Mr. Brow graduated from the University of British Columbia in 1990 with a Bachelor of Arts Degree. Upon graduating, Mr. Brow completed both the Canadian Securities course and the Registered Representative exams for licensing as a securities trader and financial advisor. From June 1995 to May 1996, Mr. Brow consulted to Syncronys Softcorp, a computer software manufacturer, and supervised their Canadian operations. In 1996 Mr. Brow formed Willow Run Software Marketing Inc., a high tech sales and marketing consulting firm that worked with numerous software manufacturers, both public and private. Consulting services provided by Willow Run Software Marketing Inc. included product and market analyses, product launch programs, marketing initiatives and sales strategies. In 1999 Mr. Brow formed another high tech consulting firm, Point of Presence Marketing Inc. This firm concentrated on emerging technology sectors and assisted companies with all aspects of the sales, marketing and launch process, including funding issues. Point of Presence Marketing was purchased by EDventure Capital Inc. in October 2000 where Mr. Brow was a director until April 2002. Mr. Brow presently resides in Los Angeles, California where he is the Regional Manager for the Americas’ Retail and Electronic Sales Distribution Channels for Symantec Corporation’s Enterprise Administration Business Unit. In this position, Mr. Brow is responsible for overseeing all aspects of the sales and marketing processes that drive the revenue for these channels within the business unit, including product launch programs, marketing development fund spending procedures, sales funnel strategies, contract negotiation, new business development and strategic channel planning.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.       any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.       any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.       being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.       being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for disclosure and for financial reporting. In

D/JLM/689110.2

addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Code of Ethics

Effective March 21, 2005, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: The Electric Network.com, Inc., 1400-1500 West Georgia Street, Vancouver, British Columbia, Canada, V6G 2Z6.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

D/JLM/689110.2

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10.	Executive Compensation.

The following table summarizes the compensation awarded to, earned by, or paid to our President and Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 during the years ended December 31, 2002, 2003 and 2004.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay-outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR’s Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
Brad W. Rudover(1) President & director	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Stephen Hanson (2) President & director	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	Nil 36,667 (3) Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Appointed as President and director on January 27, 2004.

(2)Resigned as President and director on January 27, 2004.

(3) Pursuant to the terms of a management service agreement with Stephen Hanson dated February 1, 2003, we issued to Mr. Hanson 4,000,000 shares of our common stock at a deemed price of $0.01 per share in exchange for management and business development services to be rendered to us valued at $40,000. The services were rendered during the period beginning on February 1, 2003 and ending on January 1, 2004. Accordingly, we recorded a stock-based compensation expense related to this issuance for the year ended December 31, 2003 of $36,667 with the balance of $3,333 deferred to the following year.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Each of our current Chief Executive Officer and Chief Financial Officer are compensated pursuant to Management Services Agreements. The terms of these agreements are discussed in more detail in the section of this registration statement titled “Certain Relationships and Related Transactions” appearing on page 33, above.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year December 31, 2004.

We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our board of directors or a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

D/JLM/689110.2

There were no grants of stock options or stock appreciation rights made during the fiscal years ended December 31, 2004 and 2003 to our executive officers and directors. There were no stock options outstanding as at December 31, 2004. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of March 15, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Brad W. Rudover, Director, President and CEO 205-680 East 8th Avenue Vancouver, BC V5T 1T1	4,502,000(2)	23.94%
J. David Brow, Director and CFO 421 9th Street Manhattan Beach, CA 90266	4,000,000	21.27%
Janice Stevens 804-1415 W. Georgia St. Vancouver, BC	950,000	5.05%
Janice Douville(3) 3902 42nd Street Leduc, AB T9E 4X4	1,300,000(3)	6.91
G. Roger Douville(3) 3902 42nd Street Leduc, AB T9E 4X4	1,300,000(3)	6.91
George Stubos(4) 303-2638 Ash Street Vancouver, BC V5Z 4K4	1,190,000(4)	6.32
Dorian Thodos(4) 303-2638 Ash Street Vancouver, BC V5Z 4K4	1,190,000(4)	6.32

D/JLM/689110.2

Muir Woods Investment Group IBC PO Box 156 Hibiscus Square Turks & Caicos, BVI)(5)	985,000	5.24%
Caroline Hanson(6) 3194 Allan Road North Vancouver, BC V7J 3C5	1,440,000(6)	7.66
Stephen Hanson(6) 3194 Allan Road North Vancouver, BC V7J 3C5	1,440,000(6)	7.66
Directors and Executive Officers as a Group	8,500,000	45.21%

(1)            Based on 18,803,000 shares of common stock issued and outstanding as of June 2, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)            This number includes the 2,000 common shares owned by Mr. Lonn Rudover, Brad W. Rudover’s father, who is one of the selling shareholders in this offering.

(3)            Janice Douville and G. Roger Douville are husband and wife. Mr. Douville owns legal title to 400,000 shares, Mrs. Douville owns legal title to 900,000 shares. The number shown is the aggregate number owned by both Mr. and Mrs. Douville.

(4)            George Stubos and Dorian Thodos are husband and wife. Mr. Stubos owns legal title to 800,000 shares, Mrs. Thodos owns legal title to 390,000 shares. The number shown is the aggregate number owned by both Mr. Stubos and Mrs. Thodos.

(5)            Ervine Quilch is the authorized signatory of Muir Woods Investment Group IBC and exercises voting and dispositive control over the shares of our company that are owned by Muir Woods Investment Group IBC.

(6)            Caroline Hanson and Stephen Hanson are husband and wife. Mrs. Hanson owns legal title to 950,000 shares, Mr. Hanson owns legal title to 490,000 shares. The number shown is the aggregate number owned by both Mr. and Mrs. Hanson.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Pursuant to a Management Services Agreement dated February 1, 2003 with Stephen Hanson, our former President and director, we issued to Mr. Hanson 4,000,000 shares of our common stock at deemed price of $0.01 per share in exchange for management and business development services to be rendered to us valued at $40,000. The services were rendered during the period beginning on February 1, 2003 and ending on January 1, 2004. Pursuant to a written agreement dated January 27, 2004, between Mr. Hanson, as seller, and our current president, Brad W. Rudover, as purchaser, Mr. Rudover purchased 4,500,000 of our company’s common shares from Mr. Hanson. We were not a party to this agreement.

Pursuant to a Management Services Agreement dated February 1, 2003 with J. David Brow, our Chief Financial Officer, Treasurer, Secretary and a director of our company, we issued to Mr. Brow 4,000,000 shares of our common stock at deemed price of $0.01 per share in exchange for management and business development services to be rendered to us valued at $40,000. The services were rendered during the period beginning on February 1, 2003 and ending on January 1, 2004.

Pursuant to a Management Services Agreement dated January 27, 2004, with Brad Rudover, our current Chief Executive Officer, President and a director of our company, we agreed to appoint Mr. Rudover as our President, Chief Executive Officer and a director for a period of 12 months beginning February 1, 2004. Mr. Rudover agreed to spend some of his time developing our company’s current business model and to review and evaluate investment opportunities for our company during the term of this agreement. For these services, we agreed to pay to

D/JLM/689110.2

Mr. Rudover the sum of $1,000 per month during the term of this agreement, and to give him a business expense allowance from which he will be reimbursed for expenses incurred on our behalf, subject to the prior approval of both the expense allowance and the items for reimbursement by our board.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Document Description
Exhibit 3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002)
Exhibit 3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002)
Exhibit 10.1	Management Services Agreement between The Electric Network.com, Inc. and J. David Brow dated February 1, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).
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

D/JLM/689110.2

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

Exhibit 10.16	Services Agreement between Binary Environments Ltd. and The Electric Network.com, Inc. dated May 1, 2004. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 17, 2004).
Exhibit 14.1	Code of Ethics
Exhibit 31.1	Section 302 Certification
Exhibit 31.2	Section 302 Certification
Exhibit 32.1	Section 906 Certification
Exhibit 32.2	Section 906 Certification
Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Manning Elliott for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2004 and 2003 were $6,650 and $4,700, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Manning Elliott relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $nil.

Tax Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by Manning Elliott for other non-audit professional services, other than those services listed above, totalled $nil and $500, respectively.

We do not use Manning Elliott for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or

D/JLM/689110.2

generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliott to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of entire Board of Directors); or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Manning Elliott and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliott’s independence.

D/JLM/689110.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ELECTRIC NETWORK.COM, INC.

By:

/s/ Brad W. Rudover

Brad W. Rudover, President and Director

(Principal Executive Officer)

Date: March 31, 2005

By:

/s/ J. David Brow

J. David Brow, Treasurer, Secretary and Director

(Principal Financial Officer)

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Brad W. Rudover

Brad W. Rudover, President and Director

(Principal Executive Officer)

Date: March 31, 2005

By:

/s/ J. David Brow

J. David Brow, Treasurer, Secretary and Director

(Principal Financial Officer)

Date: March 31, 2005

D/JLM/689110.2