Form 10QSB
period 2005-03-31
ELECTRIC NETWORK COM INC
filed 2005-05-16
CIK 1078858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005_____________

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-49891_________________________

THE ELECTRIC NETWORK.COM, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0860242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#1400-1500 West Georgia Street, Vancouver British Columbia, V6G 2Z6
(Address of principal executive offices)

(604) 684-3027
(Issuer's telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 18,963,000 common shares issued and outstanding as at May 1, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Electric Network.com, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2005 $ (unaudited)	December 31, 2004 $ (audited)
Assets

Current Assets

Cash	3,612	111
Accounts receivable	-	207

Total Assets	3,612	318

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts Payable (Note 3(f))	4,776	10,102
Accrued Liabilities (Note 6)	6,030	7,900
Advances Payable (Note 3(a) and (b))	15,100	15,100

Total Liabilities	25,906	33,102

Commitments (Notes 1 and 4)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 common shares authorized with a par value of $0.001; 19,043,000 issued and outstanding	19,043	18,963

Additional Paid in Capital	213,154	193,234

Donated Capital (Note 3(d))	15,400	15,400

Deficit Accumulated During the Development Stage	(269,891)	(260,381)

Total Stockholders’ Equity (Deficit)	(22,294)	(32,784)

Total Liabilities and Stockholders’ Equity (Deficit)	3,612	318

(The Accompanying Notes are an Integral Part of These Financial Statements)

F–3

The Electric Network.com, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated	Three Months Ended March 31,
	For the Period From
	February 3, 1999
	(Date of Inception)
	to March 31,
	2005	2005	2004
	$	$	$

Revenue	475	–	–

Expenses

Accounting and audit	32,111	1,989	2,445
Consulting (Note 3(c) and (e))	127,915	4,945	9,164
Donated overhead (Note 3(d))	5,800	-	-
Donated services (Note 3(d))	9,600	-	-
Interest (Note 3(b))	875	125	125
Legal and organizational	65,891	306	10,149
Office	15,859	1,478	1,946
Transfer agent	12,315	667	3,666

	270,366	9,510	27,495

Net Loss for the Period	(269,891)	(9,510)	(27,495)

Basic and Diluted Loss Per Share		-	-

Weighted Average Shares Outstanding		18,976,000	18,803,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

F–4

The Electric Network.com, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended
	March 31,
	2005	2004
	$	$

Cash Flows to Operating Activities

Net Loss for the Period	(9,510)	(27,495)

Adjustments to reconcile net loss to cash
Expenses settled with issuance of common shares	–	6,667

Change in operating assets and liabilities
Decrease in accounts receivable	207	–
Decrease in accounts payable and accruals	(7,196)	(1,705)

Net Cash Used by Operating Activities	(16,499)	(22,533)

Cash Flows From Financing Activities

Proceeds from issuance of shares, net	20,000	–

Net Cash Provided by Financing Activities	20,000	–

Increase (Decrease) in Cash	3,501	(22,533)

Cash – Beginning of Period	111	32,281

Cash – End of Period	3,612	9,748

Non-cash Financing and Investing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

F–5

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

1.	Development Stage Company

The Electric Network.com, Inc. (herein, the “Company”) was incorporated in the State of Nevada, U.S.A. on February 3, 1999. Effective March 31, 2004, the Company changed the state of domicile to Delaware. The change of domicile was effected through the merger of The Electric Network.com, Inc., a Nevada corporation, with and into The Electric Network.com, Inc., a Delaware corporation that had been formed specifically for this purpose. Prior to the merger, the surviving Delaware corporation was a wholly-owned subsidiary of the Nevada corporation.

The Company is based in Vancouver, British Columbia. During the 2004 year, the Company commenced a preliminary launch of its online Internet Web Site on which users can browse through listed items in a fully automated, topically arranged, online service provided on a twenty-four hours a day, seven days a week basis. The Company generates revenue from the operation of its online auction by charging nominal listing fees to users that post items on the website. During this preliminary launch, over fifty users registered as members.

Although the Company generated nominal revenue during the 2004 year, there is no guarantee that revenue will significantly increase in the future. The Company is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

During March 2005 the Company issued 80,000 shares of common stock at $0.25 per share for cash proceeds of $20,000. The Company is listed on the OTC-BB under the trading symbol ETNW.

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

The Company applies SFAS No. 130 “Reporting Comprehensive Income”. As at March 31, 2005 and 2004, the company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(i)	Interim Financial Statements

The interim unaudited financial statements for the three months ended March 31, 2005 and 2004 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
	(j)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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
(b)

A company controlled by the former President of the Company advanced $10,000 during fiscal 2003. This amount is unsecured, bears non-compounded interest of 5% per annum and is due on demand. Interest expense of $125 was charged to operations during the period ended March 31, 2005 (2004: $125).

(c)

Consulting expense for the period ended March 31, 2005 includes $nil (2004: $6,667) of stock-based compensation related to the Company’s issuance of common stock to the former President and also to a related party of the Company for consulting services (refer to Note 5(a)).

(d)

The business plan the Company currently intends to exploit was developed by the former President on behalf of the Company. There was no charge to the Company for these services valued at $200 per month. The donated services were discontinued effective February 1, 2003 since common shares were issued as compensation (refer to Note 5(a)).

	(e)	Commencing in February, 2004 the President of the Company receives $1,000 per month for consulting services rendered.
(f)

Accounts payable includes an amount of $450 owing to the President of the Company. For the three months ended March 31, 2004, this related party was paid $2,881 for expenses incurred on behalf of the Company.

4.	Commitments

Effective December 2, 2003 the Company entered into a month-to-month premises lease in Vancouver, B.C. at a rate of CAD$175 per month.

5.	Common Shares
(a)

The Board of Directors approved the issuance of 8,000,000 common shares for consulting services to be provided by the Company’s President and a related party. The consulting services, with a fair value of $80,000, were provided for a term of 12 months from February 1, 2003 through January 31, 2004. The Company has recorded $Nil of stock-based compensation expense related to this issuance for the period ended March 31, 2005 (2004: $6,667).

(b)	In December 2003 the Company issued 203,000 restricted common shares pursuant to a private placement memorandum. The Company raised cash proceeds of $48,697, net of offering costs of $2,053.
(c)	On September 14, 2004, the Company issued 160,000 shares of common stock at $0.25 per share for cash proceeds of $39,500, net of offering costs of $500.
(d)	In March 2005 the Company issued 80,000 restricted common shares pursuant to a private placement at $0.25 per share for cash proceeds of $20,000.

6.	Accrued Liabilities

The amount accrued at March 31, 2005 relates to $5,155 in professional fees and $875 of accrued interest expense.

Item 2.	Management's Discussion and Analysis and Plan of Operation.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Electric Network" means Electric Network.com, Inc., unless otherwise indicated.

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

Our Current Business

Our principal business activity consists of the operation of an Internet based auction website over which users can advertise and buy and sell goods and services for a fee

We operate our business through our server, which is co-located in the offices of Binary Environments Ltd., a Vancouver, B.C. based company that specializes in server co-location and web hosting over their T1 connection. "Co-location" is the term used to describe the placement of a customer's equipment in an organization's facility and, in our case, it means simply that Binary Environments Ltd. keeps and maintains our server, and our connection to the Internet, at their business premises. A T1 connection is a telephone connection capable of transmitting 1.544 Mbps of voice and data, which we believe is adequate for our planned operations. We have a month to month agreement with Binary Environments Ltd. pursuant to which our company has agreed to pay to Binary Environments Ltd. a monthly payment of $85 (Cdn) in consideration of their hosting our server on their T1 connection.

We purchased PHP XL auction software from PHP Auction for $411. This software, which we have installed and configured on our server, enables our users to advertise on our website and post, browse for and bid on items for sale or exchange.

We are currently limiting our operations to a "friends and family" soft launch while we begin to market our website and raise brand awareness among local residents and businesses in Vancouver, B.C. We are currently in our soft launch period and will continue to be until we can either generate sufficient revenue or raise sufficient capital to embark upon our full launch.

We embarked on our soft launch by sending out emails to friends and family informing them that our service was ready for use. Over 60 users registered for our service during the year ended December 31, 2004 and a few of them hosted auctions which generated nominal revenue for our company. During the three months ended March 31, 2005, no new users registered for our service. We intend to continue to use email marketing campaigns during our soft launch as this appears to be the most cost effective form of marketing available to us.

Although we have always believed that it would take time to grow our business, we are experiencing more difficulty attracting users to our website than we had originally anticipated. Also, the users that we have recently attracted to our website are not listing items for auction. While we remain committed to our business model, it has become clear that it will take longer for us to generate significant operating revenues from this business than originally forecast. Therefore, we have decided to seek additional business opportunities in an effort to generate revenues from more than one source. We intend to continue to develop our current business and we will concentrate on additional business opportunities that will complement, rather than replace, our current business.

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

Our Internet Auction Site

Our website is located at www.electricnetwork.com. Our website’s home page contains a listing of product categories that will allow buyers to explore current auctions. Users can browse through a list of current auctions within a category or subcategory and then "click through" to a detailed description for a particular item. They also can search specific categories or the entire database of auction listings using keywords to describe the types of products in which they are interested. Each auction is assigned a unique identifier so that users can easily search for and track specific auctions. Users also can search for a particular buyer or seller by name in order to review his or her auction and feedback history.

Once a buyer has found an item of interest, they must register. Only residents of the local area (currently Vancouver, B.C.) will be permitted to register. After registration, buyers can bid for the item by entering the maximum amount they are willing to pay. In the event of competitive bids, our software will automatically increase bidding in increments based upon the then current highest bid for the item, up to the bidder's maximum price. Bidders wishing additional information about a listed item can access the seller's email address and contact the seller for additional information. Our software will automatically confirm a bid via email to the bidder, and will send an outbid notice to the next highest bidders. During the course of the auction, our software will automatically update the item's status as bids are received and will immediately notify bidders of their bid’s status via email. Bidders are not charged for making bids or purchases through our website.

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

At the end of an auction period, if a bid exceeds the minimum price and, if one is set, the reserve price, our software will automatically notify the buyer and seller via email that the auction has closed and that the buyer was the high bid. The buyer and seller can then consummate the transaction independently. At the time of the email notification, we will charge the seller a success fee equal to 5% of the first $30 of the purchase price, 6% of that portion of the purchase price from $30 to $1,000, and 7% of that portion of the purchase price over $1,000. At no point during the process do we take possession of either the item being sold or the buyer's payment for the item. Rather, the buyer and seller must independently arrange for the shipment of and payment for the item, with the buyer typically paying for shipping. A seller can view the buyer's feedback rating and then determine whether to ship the item before or after the payment is received. Under the terms of our user agreement with the seller, a seller that receives one or more bids above the stated minimum or reserve price, whichever is higher, is obligated to complete a transaction, although we have no power to force the seller or bidder to complete the transaction. In the event the buyer and seller are unable to complete the transaction and the seller notifies our company, we will credit the seller the amount of the success fee. Invoices for placement fees, additional listing fees, final value fees and success fees are sent via email to sellers on a monthly basis.

Message Boards

We offer a message board feature that will encourage users to post feedback about buyers and sellers and their transaction experience. We intend to create a feedback profile for every registered user containing compliments, criticisms and other comments by users who have conducted business or interacted with the person. Users may review a person's feedback profile before deciding to bid on an item listed by that person or in determining how to complete the payment for and delivery of the item.

Customer Support

We provide personalized customer service and support on a 24 hour per day, seven day per week basis via email.

Our Technology

We purchased from PHP Auction a robust, scalable user interface and transaction processing system that is based on their proprietary software. The PHP Auction software will handle all aspects of the auction process, including notifying users via email when they initially register for the service, place a successful bid, are outbid, place an item for sale and when an auction ends. It will also send daily status updates to any active sellers and bidders regarding the state of their current auctions. The system will maintain user registration information, billing accounts, current auctions and historical listings. Complete listings of all items for sale is generated every hour. Every time an item is listed on the service, a listing enhancement option is selected by a seller, or an auction closes with a bid in excess of the seller-specified minimum bid, the system will make an entry into the seller's billing account. The system sends electronic invoices to all sellers via email when their account owes a minimum of $1.00.

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

Competition

The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new websites at a relatively low cost using commercially available software. Our direct competitors include various online person-to-person auction services, including Ebay, Ubid, Yahoo and various other lesser-known online auctions. A number of traditional auction companies, including Butterfield & Butterfield and Sotheby's, are offering or have announced plans to create Internet auction sites. We may also face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Some of these potential competitors, including AOL, Lycos, Inc. and Microsoft Corporation, currently offer business-to-consumer trading services and classified ad services. Some of these companies also may introduce person-to-person trading to their large user populations.

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

We embarked on our soft launch by sending out emails to friends and family informing them that our service was ready for use. Over 60 users registered for our service during the year ended December 31, 2005 and a few of them hosted auctions which generated nominal revenue for our company. During the three months ended March 31, 2005, no new users registered for our service. We intend to continue to use email marketing campaigns during our soft launch as this appears to be the most cost effective form of marketing available to us. During this period we believe that our growth will be slow and once we realize this slow down we will then embark on a full launch of our website.

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

Although we have always believed that it would take time to grow our business, we are experiencing more difficulty attracting users to our website than we had originally anticipated. Also, the users that we have recently attracted to our website are not listing items for auction. While we remain committed to our business model, it has become clear that it will take longer for us to generate significant operating revenues from this business than originally forecast. Therefore, we have decided to seek additional business opportunities in an effort to generate revenues from more than one source. We intend to continue to develop our current business and we will concentrate on additional business opportunities that will complement, rather than replace, our current business.

Purchase or Sale of Equipment

As discussed above, we have purchased a server from Mr. Rudover for the price of $500. This server is an essential part of our business as this connects our website to the internet and allows our users to buy and sell items in our online marketplace.

In the future, if we are generating revenue we anticipate on purchasing an Apple iBook G4 notebook computer. Macintosh has become the standard for graphics editing and we believe this will allow us to improve the appearance of our website and any auction items listed on it. Along with graphics this notebook will also act as a database in which we can store all user and transaction information. As a development company with limited resources we will rely on our ability to generate revenue prior to making this purchase.

Personnel

As of May 1, 2005, our Chief Executive Officer, Brad W. Rudover, and our Chief Financial Officer, J. David Brow, continue to consult for our company and we do not have any employees. Both Mr. Rudover and Mr. Brow handle all of the responsibilities in the area of corporate administration, business development and research. We do not currently have or plan to add any other employees or consultants during the next twelve months.

In addition to the costs of our operations outlined above, we expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the 12 months ending March 31, 2006, we have budgeted $35,000 for accountants and lawyers fees for our periodic filing requirements, and an additional $8,000 for miscellaneous office and filing fees and expenses.

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

Going Concern

We incurred a loss of $9,510 for the three months ended March 31, 2005, and we have incurred an aggregate deficit since inception of $269,891. At March 31, 2005, we had $3,612 in cash and $4,776 in accounts payable. As we have only recently commenced operations, we have only generated nominal revenues and there can be no assurance that we can generate any significant revenues from operations. Our management believes that our company cannot sustain its operations from existing working capital and operations over the next 12 months. Therefore, we believe that the only source of funds available to us to finance our operating and capital requirements will be to raise capital as needed on a private placement basis. As described in more detail above, we estimate that we will need $30,000 to satisfy our cash requirements for the next twelve months.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our company is in the early development stage. The fact that we have only generated nominal revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion given in connection with our audited financial statements for the year ended December 31, 2004 and in the notes to the financial statements included with our annual report on Form 10-KSB.

Our company is in the early development stage. We have only generated nominal revenues since we were incorporated on February 3, 1999. We incurred a loss of $9,510 for the three months ended March 31, 2005 and we have an accumulated deficit of $269,891 from the date of our incorporation on February 3, 1999 through the period ending March 31, 2005. We anticipate that we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund our marketing efforts and our monthly overhead. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through any other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditors' report on our financial statements for the year ending December 31, 2004 and is included in the notes to the financial statements included with our annual report on Form 10-KSB.

There is currently no public market for shares of our common stock, which will make it difficult for you to sell your shares. If you cannot sell your shares, you may lose all of your investment.

There is no public market for our common stock and we can give no assurance that one will develop or be sustained. Although our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on November 23, 2004, it has not yet traded. We cannot provide any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market for our common stock will develop. If a public market for our common stock does not develop, then you may not be able to resell your shares of our common stock and you may lose all of your investment.

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

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-

dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Exhibit 10.16	Services Agreement between Binary Environments Ltd. and The Electric Network.com, Inc. dated May 1, 2004. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 17, 2004).
Exhibit 14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2005)
Exhibit 31.1	Section 302 Certification
Exhibit 31.2	Section 302 Certification
Exhibit 32.1	Section 906 Certification
Exhibit 32.2	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ELECTRIC NETWORK.COM, INC.

By:

/s/ Brad W. Rudover

Brad W. Rudover, President and Director

(Principal Executive Officer)

Date: May 16, 2005

By:

/s/ J. David Brow

J. David Brow, Treasurer, Secretary and Director

(Principal Financial Officer)

Date: May 16, 2005