Form 10QSB
period 2005-06-30
ELECTRIC NETWORK COM INC
filed 2005-08-19
CIK 1078858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-49891____________

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

There were 19,043,000 common shares issued and outstanding as at August 17, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Electric Network.com, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2005 (unaudited)	December 31, 2004 (audited)
Assets

Current Assets

Cash	2,068	111
Accounts receivable	-	207

Total Assets	2,068	318

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts Payable (Note 3(f))	14,139	10,102
Accrued Liabilities (Note 5)	4,600	7,900
Advances Payable (Notes 3(a) and (b))	15,100	15,100

Total Liabilities	33,839	33,102

Commitments (Note 1)

Stockholders’ Deficit

Common Stock, 100,000,000 common shares authorized with a par value of $0.001; 19,043,000 and 18,963,000 issued and outstanding, respectively	19,043	18,963

Additional Paid in Capital	213,154	193,234

Donated Capital (Note 3(d))	15,400	15,400

Deficit Accumulated During the Development Stage	(279,368)	(260,381)

Total Stockholders’ Deficit	(31,771)	(32,784)

Total Liabilities and Stockholders’ Deficit	2,068	318

(The Accompanying Notes are an Integral Part of These Financial Statements)

The Electric Network.com, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Accumulated from
	February 3, 1999	Three Months Ended		Six Months Ended
	(Date of Inception)	June 30,		June 30,
	to June 30, 2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	475	-	-	-	-

Expenses

Accounting and audit	34,205	2,094	2,024	4,083	4,469
Consulting (Notes 3(c) and(e))	132,309	4,394	4,114	9,339	13,278
Donated overhead (Note 3(d))	5,800	–	–	–	–
Donated services (Note 3(d))	9,600	–	–	–	–
Interest	1,000	125	125	250	250
Legal and organizational	67,679	1,788	21,824	2,094	31,973
Office	16,871	1,012	2,736	2,490	4,682
Transfer agent	12,379	64	1,682	731	5,348

	279,843	9,477	32,505	18,987	60,000

Net Loss for the Period	(279,368)	(9,477)	(32,505)	(18,987)	(60,000)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		19,043,000	18,803,000	19,009,500	18,803,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

The Electric Network.com, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended
	June 30,
	2005	2004
	$	$

Cash Flows to Operating Activities

Net Loss for the Period	(18,987)	(60,000)

Adjustments to reconcile net loss to cash
Expenses settled with issuance of common shares	–	6,667

Change in operating assets and liabilities
Decrease in accounts receivable	207	–
Increase in accounts payable and accrued liabilities	737	22,794
Increase in related party payable	–	3,767

Net Cash Used in Operating Activities	(18,043)	(26,772)

Cash Flows From Financing Activities

Proceeds from cash advance	–	500
Payment of deferred financing costs	–	(5,587)
Proceeds from issuance of shares	20,000	–

Net Cash Provided by (Used in) Financing Activities	20,000	(5,087)

Increase (Decrease) in Cash	1,957	(31,859)

Cash – Beginning of Period	111	32,281

Cash – End of Period	2,068	422

Non-cash Financing and Investing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

In March 2005, the Company issued 80,000 shares of common stock at $0.25 per share for cash proceeds of $20,000. The Company is listed on the OTC-BB under the trading symbol ETNW.

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

The Company applies SFAS No. 130 “Reporting Comprehensive Income”. As at June 30, 2005 and 2004, the company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
	(e)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts payable, accrued liabilities and advances payable, approximate their fair value.

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

The interim unaudited financial statements for the six months ended June 30, 2005 and 2004 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS 123R.

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

3.	Related Party Transactions/Balances
	(a)	Advances payable include $5,100 due to the former President of the Company. This advance is unsecured, non-interest bearing and payable on demand.
(b)

A company controlled by the former President of the Company advanced $10,000 during fiscal 2003. This amount is unsecured, bears non-compounded interest of 5% per annum and is due on demand. Interest expense of $250 was charged to operations during the period ended June 30, 2005 (2004: $250).

(c)

Consulting expense for the period ended June 30, 2005 includes $nil (2004: $6,667) of stock-based compensation related to the Company’s issuance of common stock to the former President and also to a related party of the Company for consulting services (refer to Note 4(a)).

(d)

The business plan the Company currently intends to exploit was developed by the former President on behalf of the Company. There was no charge to the Company for these services valued at $200 per month. The donated services were discontinued effective February 1, 2003 since common shares were issued as compensation (refer to Note 4(a)).

	(e)	Commencing in February, 2004 the President of the Company receives $1,000 per month for consulting services rendered.
(f)

Accounts payable includes an amount of $4,310 (December 31, 2004: $3,368) owing to the President of the Company. For the six months ended June 30, 2005 this related party was paid $3,503 (2004: $1,315) for expenses incurred on behalf of the Company.

4.	Common Stock
(a)

The Board of Directors approved the issuance of 8,000,000 common shares for consulting services provided by the Company’s former President and a related party. The consulting services, with a fair value of $80,000, were provided for a term of 12 months from February 1, 2003 through January 31, 2004. The Company recorded $6,667 of stock-based compensation expense related to this issuance for the period ended June 30, 2004.

	(b)	On September 14, 2004, the Company issued 160,000 common shares at $0.25 per share for cash proceeds of $39,500, net of offering costs of $500.
	(c)	In March 2005 the Company issued 80,000 common shares at $0.25 per share for cash proceeds of $20,000.

5.	Accrued Liabilities

The amount accrued at June 30, 2005 relates to $3,600 in professional fees and $1,000 of accrued interest expense. Accrued liabilities as of December 31, 2004 relates to $7,150 in professional fees and $750 of accrued interest expense.

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

Plan of Operation

Our principal business activity consists of the operation of an Internet based auction website over which users can advertise and buy and sell goods and services for a fee. We commenced our soft launch during the period ended September 30, 2004. We intended to limit our operations to a "friends and family" soft launch while we marketed our website and raised brand awareness among local residents and businesses in Vancouver, B.C., but a lack of operating funds has prevented us from implementing an effective marketing campaign. As a result of our limited marketing efforts, we have not yet been able to attract the volume of users necessary to be successful in the online auction business.

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

Purchase or Sale of Equipment

In the future, if we are generating revenue we anticipate purchasing an Apple iBook G4 notebook computer. Macintosh has become the standard for graphics editing and we believe this will allow us to improve the appearance of our website and any auction items listed on it. Along with graphics this notebook will also act as a database in which we can store all user and transaction information. As a development company with limited resources we will rely on our ability to generate revenue prior to making this purchase.

Personnel

As of August 1, 2005, our Chief Executive Officer, Brad W. Rudover, and our Chief Financial Officer, J. David Brow, continue to consult for our company and we do not have any employees. Both Mr. Rudover and Mr. Brow handle all of the responsibilities in the area of corporate administration, business development and research. We do not currently have or plan to add any other employees or consultants during the next twelve months.

In addition to the costs of our operations outlined above, we expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the 12 months ending June 30, 2006, we have budgeted $35,000 for accountants and lawyers fees for our periodic filing requirements, and an additional $8,000 for miscellaneous office and filing fees and expenses.

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

Going Concern

We incurred a loss of $9,477 for the three months ended June 30, 2005, and we have incurred an aggregate deficit since inception of $279,368. At June 30, 2005, we had $2,068 in cash, $14,139 in accounts payable and total liabilities of $33,839. As we have only recently commenced operations, we have only generated nominal revenues and there can be no assurance that we can generate any significant revenues from operations. Our management believes that our company cannot sustain its operations from existing working capital and operations over the next 12 months. Therefore, we believe that the only source of funds available to us to finance our operating and capital requirements will be to raise capital as needed on a private placement basis. We estimate that we will need $43,000 to satisfy our cash requirements for the next twelve months.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the year ended December 31, 2004, our independent auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In March, 2005, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS 123R.

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

We do not have a stock option plan, however, we do issue stock to non-employees for services. We account for stock issued for services to non-employees in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation”. Compensation expense is based on the fair market value of the stock award or fair market value of the good and services received whichever is more reliably measurable.

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

Our company is in the early development stage. We have only generated nominal revenues since we were incorporated on February 3, 1999. We incurred a loss of $9,477 for the three months ended June 30, 2005 and we have an accumulated deficit of $279,368 from the date of our incorporation on February 3, 1999 through the period ending June 30, 2005. We anticipate that we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund our marketing efforts and our monthly overhead. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through any other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditors' report on our financial statements for the year ending December 31, 2004 and is included in the notes to the financial statements included with our annual report on Form 10-KSB.

There is currently no public market for shares of our common stock, which will make it difficult for you to sell your shares. If you cannot sell your shares, you may lose all of your investment.

There is no public market for our common stock and we can give no assurance that one will develop or be sustained. Although our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on November 23, 2004 under the symbol “ETNW”, it has not yet traded. We cannot provide any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market for our common stock will develop. If a public market for our common stock does not develop, then you may not be able to resell your shares of our common stock and you may lose all of your investment.

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

1.              Our President is a resident of Canada, and all or a substantial portion of our assets and those of our President are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company, our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trading of our common stock may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit the development of a liquid public market for our common stock and may limit a shareholder's ability to buy and sell our common stock.

2.              Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President, along with our company's Chief Financial Officer, concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

None

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

Date: August 19, 2005

By:

/s/ J. David Brow

J. David Brow, Treasurer, Secretary and Director

(Principal Financial Officer)

Date: August 19, 2005