Form 10QSB
period 2005-09-30
ELECTRIC NETWORK COM INC
filed 2005-11-14
CIK 1078858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 19,043,000 common shares issued and outstanding as at November 10, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☒  No ☐

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Electric Network.com, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2005 $	December 31, 2004 $
	(unaudited)	(audited)
Assets

Current Assets

Cash	1,843	111
Accounts receivable	–	207

Total Assets	1,843	318

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable (Note 3(f))	14,636	10,102
Accrued liabilities (Note 5)	4,625	7,900
Related party advances (Note 3)	25,100	15,100

Total Liabilities	44,361	33,102

Commitments (Note 1)
Subsequent Event (Note 6)

Stockholders’ Deficit

Common Stock, 100,000,000 common shares authorized with a par value of $0.001; 19,043,000 and 18,963,000 issued and outstanding, respectively	19,043	18,963

Additional Paid-in Capital	213,154	193,234

Donated Capital (Note 3(d))	15,400	15,400

Deficit Accumulated During the Development Stage	(290,115)	(260,381)

Total Stockholders’ Deficit	(42,518)	(32,784)

Total Liabilities and Stockholders’ Deficit	1,843	318

(The Accompanying Notes are an Integral Part of These Financial Statements)

The Electric Network.com, Inc.

(A Development Stage Company)

Statement of Operations

(Expressed in U.S. dollars)

(unaudited)

	Accumulated from
	February 3, 1999	Three Months Ended		Nine Months Ended
	(Date of Inception)	September 30,		September 30,
	to September 30, 2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	475	-	263	-	263

Expenses

Accounting and audit	36,179	1,974	2,427	6,057	6,896
Consulting (Note 3(c) and(e))	136,615	4,306	4,968	13,645	18,246
Donated overhead (Note 3(d))	5,800	–	–	–	–
Donated services (Note 3(d))	9,600	–	–	–	–
Interest (Note 3(b))	1,125	125	125	375	375
Legal and organizational	70,536	2,857	1,722	4,951	33,695
Office	18,341	1,470	2,531	3,960	7,213
Transfer agent	12,394	15	155	746	5,503

	290,590	10,747	11,928	29,734	71,928

Net Loss for the Period	(290,115)	(10,747)	(11,665)	(29,734)	(71,665)

Net Loss Per Share – Basic and Diluted	–	–	–	–	–

Weighted Average Shares Outstanding		19,043,000	18,870,000	19,020,000	18,825,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

The Electric Network.com, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
	$	$

Cash Flows to Operating Activities

Net Loss for the Period	(29,734)	(71,665)

Adjustments to reconcile net loss to cash
Expenses settled with issuance of stock	–	6,667

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	207	(263)
Increase (decrease) in accounts payable and accrued liabilities	1,259	(6,102)

Net Cash Used in Operating Activities	(28,268)	(71,363)

Cash Flows From Financing Activities

Proceeds from related party advances	10,000	–
Proceeds from issuance of shares, net of offering costs	20,000	39,500

Net Cash Provided by Financing Activities	30,000	39,500

Increase (Decrease) in Cash	1,732	(31,863)

Cash – Beginning of Period	111	32,281

Cash – End of Period	1,843	418

Non-Cash Financing and Investing Activities

Common shares issued on settlement of expenses	–	6,667

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

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

The Company applies SFAS No. 130 “Reporting Comprehensive Income”. As at September 30, 2005 and 2004, the company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(The Accompanying Notes are an Integral Part of These Financial Statements)

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
(e)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, accounts payable, accrued liabilities and related party advances, approximate their fair value.

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

The interim unaudited financial statements for the nine months ended September 30, 2005 and 2004 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(The Accompanying Notes are an Integral Part of These Financial Statements)

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
(j)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

(The Accompanying Notes are an Integral Part of These Financial Statements)

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

2.	Summary of Significant Accounting Policies (continued)
(j)	Recent Accounting Pronouncements (continued)

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

3.	Related Party Transactions/Balances
(a)	Related party advances include $5,100 due to Stephen Hanson, a former President of the Company. This advance is unsecured, non-interest bearing and payable on demand.
(b)

A company controlled by Stephen Hanson, a former President of the Company, advanced $10,000 during fiscal 2003. This amount is unsecured, bears non-compounded interest of 5% per annum and is due on demand. Interest expense of $375 was charged to operations during the period ended September 30, 2005 (2004: $375).

(c)

Consulting expense for the period ended September 30, 2005 includes $nil (2004: $6,667) of stock-based compensation related to the Company’s issuance of common stock to Stephen Hanson, a former President, and also to a related party of the Company for consulting services (refer to Note 4(a)).

(d)

The business plan the Company currently intends to exploit was developed by Stephen Hanson, a former President, on behalf of the Company. There was no charge to the Company for these services valued at $200 per month. The donated services were discontinued effective February 1, 2003 since common shares were issued as compensation (refer to Note 4(a)).

(e)	From February 2004 until his departure, Brad W. Rudover, a former President of the Company, received $1,000 per month for consulting services rendered.
(f)

Accounts payable includes an amount of $7,936 (December 31, 2004: $3,368) owing to Brad W. Rudover, a former President of the Company. For the nine months ended September 30, 2005 this related party was paid $2,881 (2004: $1,315) for expenses incurred on behalf of the Company.

(g)	John E. Veltheer, the President of the Company, advanced $10,000 during the current quarter. The advance is unsecured, non-interest bearing and payable on demand.

(The Accompanying Notes are an Integral Part of These Financial Statements)

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

(unaudited)

4.	Common Stock
(a)

The Board of Directors approved the issuance of 8,000,000 common shares for consulting services provided by Stephen Hanson, the Company’s former President and a related party. The consulting services, with a fair value of $80,000, were provided for a term of 12 months from February 1, 2003 through January 31, 2004. The Company recorded $6,667 of stock-based compensation expense related to this issuance for the nine-month period ended September 30, 2004.

(b)	On September 14, 2004, the Company issued 160,000 common shares at $0.25 per share for cash proceeds of $39,500, net of offering costs of $500.
(c)	In March 2005 the Company issued 80,000 restricted common shares pursuant to a private placement at $0.25 per share for cash proceeds of $20,000.

5.	Accrued Liabilities

The amount accrued at September 30, 2005 relates to $3,500 in professional fees and $1,125 in accrued interest expense. Accrued liabilities as of December 31, 2004 relates to $7,150 in professional fees and $750 in accrued interest expense.

6.	Subsequent Event

On November 8, 2005, the Company had a management change and the new President and director of the Company agreed to loan $10,000 to the Company. The loan is unsecured, bears interest at 12% per annum, and is due on November 8, 2006.

(The Accompanying Notes are an Integral Part of These Financial Statements)

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

Over the past year it has become increasingly clear to us that we were not having much success in pursuing our business plan. We believe that this was primarily due to the inability of Brad Rudover, our past President, to source adequate financing to support the implementation of our business plan. Recently, Mr. Rudover concluded that it would be in the best interest of our company and its shareholders if he were to step aside in favour of a public company veteran with a strong track record of fundraising and business model execution who might be better qualified to create shareholder value for us.

On November 8, 2005, we joined in a share purchase agreement between Mr. Brad W. Rudover and Dr. John Veltheer in order to evidence our consent to the sale of Mr. Rudover’s shares to Dr. Veltheer. In the share purchase agreement, Mr. Rudover agreed to resign from his office of President of our company and from his seat on our Board of Directors in order to make way for Dr. Veltheer’s appointment to our Board of Directors and as our President. Pursuant to the agreement, John Veltheer purchased all 4,500,000 shares of our common stock that were owned by Brad W. Rudover on November 8, 2005.

Also on November 8, 2005, Dr. Veltheer agreed to loan $10,000 to our company by way of an unsecured simple demand promissory note that will mature on November 8, 2006, Brad W. Rudover resigned as our president and a member of our board of directors and Dr. John E. Veltheer was appointed as our new president and a member of our board of directors.

Dr. Veltheer has had experience at the executive level of a number of public and private companies over the past eight years, including both established businesses and start-up adventures. He is also familiar with the regulatory compliance and corporate governance requirements imposed by the Securities and Exchange Commission.

Dr. Veltheer received his B.Sc. (Honours) from Queen’s University in 1988 and his Ph.D. from the University of British Columbia in 1993.

We have agreed to pay to Dr. Veltheer a nominal salary of $2,000 per month commencing November 8, 2005. Dr. Veltheer has not yet had an opportunity to review the current state of our business in sufficient detail to provide too much guidance at this time. However, Dr. Veltheer has expressed a commitment to evaluate our business and our financing prospects in short order. Dr. Veltheer intends to utilize his experience and hire appropriate consultants to aid him in evaluating our business plan, for which we have budgeted approximately $20,000 over the next 12 months. Dr. Veltheer also supports our recent decision to seek additional business opportunities in an effort to generate revenues from more than one source. As such, we intend to continue to develop our current business under Dr. Veltheer’s guidance and we will continue to look for additional business opportunities. In addition to assessing our business development, marketing and advertising needs, Dr. Veltheer will ensure that Binary Environments Ltd. continues to maintain our server, website and Internet connection.

Our Chief Financial Officer, J. David Brow, will continue to consult for our company on an uncompensated as-needed basis during the next few fiscal periods.  Mr. Brow, who is currently Regional Manager for the Americas' Retail and Electronic Sales Distribution Channels for Symantec Corporation's Enterprise Administration Business Unit, has extensive experience with online sales and marketing strategies and he will provide Dr. Veltheer with insight into establishing procedures, strategies and business development.

We have always believed that it would take time to grow our business and we have experienced more difficulty in this regard than we had originally anticipated.

Dr. Veltheer also supports our recent decision to seek additional business opportunities in an effort to generate revenues from more than one source. We intend to continue to develop our current business and we will continue to look for additional business opportunities that will complement, rather than replace, our current business.

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

Personnel

As of November 10, 2005, our Chief Executive Officer, John E. Veltheer, and our Chief Financial Officer, J. David Brow, consult for our company and we do not have any employees. Both Dr. Veltheer and Mr. Brow handle all of the responsibilities in the area of corporate administration, business development and research. We do not currently have or plan to add any other employees or consultants during the next twelve months.

In addition to the costs of our operations outlined above, we expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the 12 months ending September 30, 2006, we have budgeted $35,000 for accountants and lawyers fees for our periodic filing requirements, and an additional $15,000 for miscellaneous office and filing fees and expenses.

Research and Development

As we are currently in the process of developing our business, we do not plan to spend any time or money on research and development of additional products during the next 12 months. In addition, we do not anticipate that we will implement any formal research and development effort. We anticipate that we will constantly research our competitors' products and services and that this effort will result in constant improvement of our own website and product offerings. We anticipate that Dr. Veltheer, our President, will perform these services for us in the normal course of performing his consulting duties, and we have not budgeted any additional funds for this purpose.

Going Concern

We incurred a loss of $(29,734) for the nine months ended September 30, 2005, and we have incurred an aggregate deficit since inception of $(290,115). At September 30, 2005, we had $1,843 in cash, $14,636 in accounts payable and total liabilities of $44,361. As we have only recently commenced operations, we have only generated nominal revenues and there can be no assurance that we can generate any significant revenues from operations. Our management believes that our company cannot sustain its operations from existing working capital and operations over the next 12 months. Therefore, we believe that the only source of funds available to us to finance our operating and capital requirements will be to raise capital as needed on a private placement basis. We estimate that we will need $100,000 to satisfy our cash requirements for the next twelve months.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

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

Our company is in the early development stage. We have only generated nominal revenues since we were incorporated on February 3, 1999. We incurred a loss of $(29,734) for the nine months ended September 30, 2005 and we have an accumulated deficit of $(290,115) from the date of our incorporation on February 3, 1999 through the period ending September 30, 2005. We anticipate that we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund our marketing efforts and our monthly overhead. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through any other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditors' report on our financial statements for the year ending December 31, 2004 and is included in the notes to the financial statements included with our annual report on Form 10-KSB.

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

Our directors and officers are involved in other business activities. John E. Veltheer, our President, Chief Executive Officer and one of our directors is employed full time by Vecten Corporation, a startup private equity fund, and J. David Brow, our Treasurer, Chief Financial Officer, Corporate Secretary and one of our directors is employed full time as a Regional Manager for Symantec Corporation. As a result, our directors and officers may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to market our proposed business and conduct both our current and our proposed operations.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliates, in the aggregate, beneficially own 44.7% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President, along with our company's Chief Financial Officer, concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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
Exhibit 10.17

Share Purchase Agreement dated November 8, 2005 among The Electric Network.com, Inc., Brad W. Rudover and John E. Veltheer (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005).

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

THE ELECTRIC NETWORK.COM, INC.

By:

/s/ John E. Veltheer

John E. Veltheer, President and Director

(Principal Executive Officer)

/s/ J. David Brow

J. David Brow, Treasurer, Secretary and Director

(Principal Financial Officer)

Date: November 14, 2005