Form 10KSB
period 2005-12-31
ELECTRIC NETWORK COM INC
filed 2006-02-21
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                    For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                   For the transition period from [ ] to [ ]

                                                                   Commission file number 000-49891

THE ELECTRIC NETWORK.COM, INC.

(Name of small business issuer in its charter)
Delaware	33-0860242

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
#1400-1500 West Georgia Street, Vancouver
British Columbia, Canada	V6G 2Z6

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 684-3027

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.

10,538,000 common shares @ $2.64 (1) = $27,820,320

(1) Average of bid and ask closing prices on February 14, 2006.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

19,043,000 shares of common stock issued and outstanding as of February 14, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [X] No [ ]

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "shares of common stock " refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Electric Network" mean The Electric Network.com Inc., unless otherwise indicated.

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

Since the date of our incorporation, we have not made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations other than the merger described above that we effected on March 31, 2004, in order to change our state of domicile from Nevada to Delaware.

We are in the process of establishing ourselves as an internet marketplace, where consumers and entrepreneurs within a specific geographic area, initially Vancouver, British Columbia, can meet to buy, sell or exchange almost anything with a perceived value that can be sold over the internet.

Our Current Business

Our principal business activity consists of the operation of an internet-based auction website over which users can advertise and buy and sell goods and services for a fee.

Our server is now and will for the foreseeable future be co-located in the offices of Binary Environments Ltd., a Vancouver, B.C.-based company that specializes in server co-location and web hosting over their T1 connection. "Co-location" is the term used to describe the placement of a customer's equipment in an organization's facility and, in our case, it means simply that Binary will keep and maintain our server, and our connection to the internet, at their business premises. A T1 connection is a telephone connection capable of transmitting 1.544 megabits per second (Mbps) of voice and data, which we believe is adequate for our planned operations. We have signed a month-to-month agreement with Binary pursuant to which our company has agreed to pay Binary a monthly payment of CDN$85 in consideration of their hosting our server on their T1 connection.

We purchased PHP XL auction software from PHP Auction for $411. This software, which we have installed and configured on our server, is capable of enabling our users to advertise on our website and post, browse for and bid on items for sale or exchange.

We reserved the domain name electricnetwork.com and we commenced our soft launch during the period ended September 30, 2004. We intended to limit our operations to a "friends and family" soft launch while we marketed our website and raised brand awareness among local residents and businesses in Vancouver, B.C., but a lack of operating funds has prevented us from implementing an effective marketing campaign. As a result of our limited marketing efforts, we have not yet been able to attract the volume of users necessary to be successful in the online auction business. During the year ended December 31, 2005, no new users registered for our service. We did not host any auctions during 2005, nor did we earn any revenue.

Over the past year it has become increasingly clear to us that we were not having much success in pursuing our business plan. We believe that this was primarily due to the inability of Brad Rudover, our past president, to source adequate financing to support the implementation of our business plan. During the period ended September 30, 2005, Mr. Rudover concluded that it would be in the best interest of our company and its shareholders if he were to step aside in favour of a public company veteran with a strong track record of fundraising and business model execution who might be better qualified to create shareholder value for us.

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

Dr. Veltheer has had experience at the executive level of a number of public and private companies over the past nine years, including both established businesses and start-up adventures. He is also familiar with the regulatory compliance and corporate governance requirements imposed by the Securities and Exchange Commission. We pay Dr. Veltheer a nominal salary of $2,000 per month.

Dr. Veltheer has reviewed the current state of our business in detail and he commissioned Evans & Evans, Inc. a Canadian boutique investment banking firm to evaluate our current internet auction business and our future prospects. Evans & Evans offers a range of independent and advocate services to its clients including valuation and fairness opinions, business planning and research, mergers and acquisitions advice, business due diligence, market and competitive research and capital formation assistance.

During November and December 2005, Evans & Evans conducted an evaluation of our past and present management, our financial results and regulatory filings, our website, our software and our hosting arrangements.

Evans & Evans concluded that we need to modify our business plan to focus on a specific niche auction market. Examples of successful niche internet auction businesses include CigarBid.com, GolfClubExchange.com, and WineBid.com. Based on discussions with Evans & Evans, and having considered the current state of our business, including our current lack of capitalization and revenues, our management is currently rethinking our business plan to focus on and serve a unique marketplace whereby like-minded individuals can buy and sell good in which they have a significant interest. It is our opinion that eclectic collectors and consumers interested in highly specific product niches would prefer to buy and sell amongst themselves than be mixed in with the masses at eBay or one of our other competitors.

Management is currently in the process of raising sufficient capital to further delineate a viable niche market auction site to launch to the public during 2006.

We intend to continue to develop our current business under Dr. Veltheer’s guidance. We will continue to maintain our server, website and Internet connection.

As a result of our failure to generate substantial revenues, we have not been satisfied with our initial business plan and have actively been seeking to create shareholder value with a more defined business plan in the niche internet auction arena. Simultaneously, in an effort to substantiate stockholder value, we will continue to seek compatible or alternative business opportunities. Should we be able to locate and negotiate with an established business entity for the merger of a target business or alternatively acquire a business it may be compatible with our revised business plan or it may be a business unrelated to our current business. We can provide no assurance that we will be able to locate any such business opportunities.

We may seek a business opportunity with entities which have recently commenced operations or wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities or develop a new product or service. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. No assurances can be given that we will be successful in locating or negotiating with any startups or find any assets to acquire.

The search for and analysis of new business opportunities will be undertaken by our President, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Dr. Veltheer may utilize the services of outside consultants or advisors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business. Likewise, no assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any decisions concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Report are advised to determine if we have subsequently filed a Form 8-K.

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

Industry Background

The exchange of goods among individuals and small dealers has traditionally been conducted on a mostly regional basis through classified newspaper advertisements, collectibles shows, garage sales, flea markets and ‘brick and mortar’ auctions. These markets tend towards relatively high transaction costs, especially where brick and mortar-based auctions are involved, as these are usually regional, owner-operated businesses that with significant investments in real estate, personnel, inventory, and marketing for each location. The communication media relied on by these markets, usually classified newspaper advertising and direct mail, is both expensive and inefficient.

The internet has become an increasingly significant global interactive medium for communications, information, and commerce. In this regard, the internet is increasingly attractive to businesses that facilitate these exchanges of goods among individuals and small dealers because it provides an efficient and inexpensive marketplace for people to meet, communicate and trade. On a properly configured website, sellers can post photographs of the items they wish to sell, post and modify advertisements or product descriptions; buyers can inquire and sellers can react to inquiries promptly, all on a 24-hour per day seven day per week basis. The operator of this internet website can provide these facilities to buyers and sellers at a fraction of the cost charged by traditional intermediaries (auction houses, newspapers, flea markets, etc.), because the internet-based business does not carry the costly overheads of the traditional retail facilities, such as costly office or warehousing facilities, utilities or employees.

There are many companies that currently provide these online consumer-to-consumer trading facilities. Some of these companies, such as eBay.com, uBid.com and Amazon.com, are well known and established. Most of these companies offer users the ability to buy and sell almost anything of value while others, such as CigarBid.com, Winebid.com and Golfclubexchange.com, distinguish themselves by specializing in specific products and services.

Although we have historically proposed to offer a full range of products and services through our online auction website, we have recently decided to follow the example set by companies like CigarBid.com, Winebid.com and Golfclubexchange.com. We originally intended to further distinguish ourselves from our competition by limiting the availability of our services to residents of specific regions but we are currently reconsidering this decision. Although we believe that limiting our services to a specific geographic area will result in lower marketing and startup costs, we believe that our new focus on a market niche may require that we look to a larger geographic area.

Our Current Internet Auction Site

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

Item Value:	Percentage Fee
$0.01 - $49.99	8%
$50.00 - $999.99	6%
$1,000 +	5%

At the end of an auction period, if a bid exceeds the minimum price and, if one is set, the reserve price, our software will automatically notify the buyer and seller via email that the auction has closed and that the buyer was the high bid. The buyer and seller can then consummate the transaction independently. At the time of the email notification, we will charge the seller a success fee equal to 8% of the first $50 of the purchase price, 6% of that portion of the purchase price from $50 to $1,000, and 5% of that portion of the purchase price over $1,000. At no point during the process do we take possession of either the item being sold or the buyer's payment for the item. Rather, the buyer and seller must independently arrange for the shipment of and payment for the item, with the buyer typically paying for shipping. A seller can view the buyer's feedback rating and then determine whether to ship the item before or after the payment is received. Under the terms of our user agreement with the seller, a seller that receives one or more bids above the stated minimum or reserve price, whichever is higher, is obligated to complete a transaction, although we have no power to force the seller or bidder to complete the transaction. In the event the buyer and seller are unable to complete the transaction and the seller notifies our company, we will credit the seller the amount of the success fee. Invoices for placement fees, additional listing fees, final value fees and success fees are sent via email to sellers on a monthly basis.

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

Customer Support

We provide personalized customer service and support on a 24-hour per day, seven day per week basis via email.

Our Technology

We purchased from PHP Auction a robust, scalable user interface and transaction processing system that is based on their proprietary software. The PHP Auction software will handle all aspects of the auction process, including notifying users via email when they initially register for the service, place a successful bid, are outbid, place an item for sale and when an auction ends. It will also send daily status updates to any active sellers and bidders regarding the state of their current auctions. The system will maintain user registration information, billing accounts, current auctions and historical listings. Complete listings of all items for sale are generated every hour. Every time an item is listed on the service, a listing enhancement option is selected by a seller, or an auction closes with a bid in excess of the seller-specified minimum bid, the system will make an entry into the seller's billing account. The system sends electronic invoices to all sellers via email when their account owes a minimum of $1.00.

The PHP Auction system has been designed around industry standard architectures and has been designed to reduce downtime in the event of outages or catastrophic occurrences. Our system hardware is co-hosted at Binary in Vancouver, British Columbia, which provides redundant communication lines and emergency power backup. Our system consists of a dual Intel Pentium 450 Mhz server running MySQL Database on a Linux operating system.

We anticipate that we will devote significant resources to product development in the future in a continuous effort to add new features and functionality to our auction service. The market in which we will compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands.

Competition

The market for person-to-person trading over the internet is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new websites at relatively low cost using commercially available software. Our direct competitors include various online person-to-person auction services, including eBay, Ubid, Yahoo and various other lesser-known online auctions. A number of traditional auction companies, including Butterfield & Butterfield and Sotheby's, are offering or have announced plans to create internet auction sites. We may also face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Some of these potential competitors, including AOL, Lycos, Inc. and Microsoft Corporation, currently offer business-to-consumer trading services and classified ad services. Some of these companies also may introduce person-to-person trading to their large user populations.

Niche market internet auction sites have gained popularity in recent years as users prefer the focused offerings and higher level of sophistication amongst both buyers and sellers. Like their larger competitors, niche auction sites act as ‘‘hosts’’ or ‘‘facilitators’’ and provide the necessary structure for listing, displaying, bidding, and paying for goods and services online. Their differentiator is that they focus solely on one type of product. For example, Golfclubexchange.com deals in golf equipment, WineBid.com deals in fine wine and CigarBid.com deals in cigars. We must choose a niche that is not already serviced by an internet auction site if we hope to succeed.

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

Marketing

We market our business and draw traffic to our website on a word-of-mouth basis and by email direct marketing. As we look to develop and advertise a niche auction site we can target users by e-mail direct marketing. E-mail direct marketing campaigns send targeted direct email to recipients on opt-in email lists maintained by online communities, clubs or organizations.

Research and Development

We are not currently conducting any research and development activities except for the ongoing development of our website and the design of our software and services, nor do we anticipate conducting any such activities in the near future. To date, we have not expended any funds on research and development activities, rather, the research and development activities conducted by our management have been services donated to us.

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

Several telecommunications carriers have asked the Federal Communications Commission, commonly referred to as the FCC, to regulate telecommunications over the internet. Due to the increasing use of the internet and the burden it has placed on the telecommunications infrastructure, telephone carriers have requested that the FCC regulate internet and online service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the internet could increase dramatically. In this event, our margins could be negatively impacted because we rely solely on internet traffic to generate revenues.

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

Employees

At present, we have no employees other than our officers and directors, both of whom have management services agreements with us. Dr. John Veltheer, our president and chief executive officer, and J. David Brow, our chief financial officer and secretary each devote approximately 10 to 20 hours per week of their time to the affairs of our company. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans although we may adopt such plans in the future.

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

Our company is in the early development stage. The fact that we have only generated nominal revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion given in connection with our audited financial statements for the year ended December 31, 2005 and in the notes to the financial statements included with this annual report on Form 10-KSB.

Our company is in the early development stage. We have only generated nominal revenues since we were incorporated on February 3, 1999. We incurred a loss of $59,610 for the year ended December 31, 2005 and we have an accumulated deficit of $319,991 since inception. We anticipate that we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund our marketing efforts and our monthly overhead. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through any other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditors' report on our financial statements for the year ending December 31, 2005 and is included in the notes to the financial statements included with this annual report on Form 10-KSB.

There is a limited public market for shares of our common stock, which will make it difficult for you to sell your shares. If you cannot sell your shares, you may lose all of your investment.

There is a limited public market for our common stock and we can give no assurance that one will develop or be sustained. Although our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on November 23, 2004, it has traded less than ten times. If a broader public market for our common stock does not develop, then you may not be able to resell your shares of our common stock and you may lose all of your investment.

Even if a significant market for our shares of common stock should develop, the market price for our shares of common stock may be significantly affected by the current stage of our business and our lack of any more than nominal operating revenues and our financial and operations results from time-to-time. Further, equity markets in general and the OTC Bulletin Board in particular can experience extreme volatility that can affect the market price of equity securities in ways that are often unrelated or disproportionate to the operating performance of the issuer companies. You should not invest in our company unless you are prepared to hold onto your securities for a significant period of time.

Our directors and officers are engaged in other full-time business activities and they may not devote sufficient time to our business, which could have an adverse effect on our ability to conduct operations and generate revenues.

Our directors and officers are involved in other business activities. Dr. John Veltheer, our president, chief executive officer and one of our directors is employed full-time as the chief executive officer of Vecten Corporation, a startup private equity fund. J. David Brow, our chief financial officer, secretary, treasurer and one of our directors is employed full-time as a regional manager of Symantec Corporation. As a result, our directors and officers may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to market our proposed business and conduct both our current and our proposed operations.

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

The market for online exchanges of goods and services is highly competitive and consists of a number of established companies. We compete for internet users that currently are familiar with more established online auction sites, such as eBay, uBid.com, Yahoo! Auctions, Winebid.com, Golfclubexchange.com and others who have more financial resources, operating experience and brand awareness among internet users than we have. This industry is also highly fragmented, and is subject to rapidly changing consumer demands and preferences.

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

Because we can issue additional shares of common stock, and there is a substantial likelihood that we will do so in order to finance the completion of our website, our marketing and our monthly operations requirements, purchasers of our common stock may suffer immediate dilution of their interest in our company.

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

Trading of our common stock may be restricted by the United States Securities and Exchange Commission's penny stock regulations, which may limit the development of a liquid public market for our common stock and may limit a shareholder's ability to buy and sell our common stock.

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

Item 2. Description of Property.

Our corporate and operational offices are located at Suite 1400 – 1500 West Georgia Street, Vancouver, British Columbia, Canada V6G 2Z6, where we lease office space under a month-to-month lease at a rental rate of $175 a month. We believe that this space is sufficient at this time. However, we may move to expanded office space when and if our business expands. We do not have any material assets and, as such, we do not own any real or personal property.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On November 23, 2004, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "The Electric Network.com, Inc." and under the symbol "ETNW". To date, our stock has not yet traded.

Our shares of common stock are issued in registered form. Interwest Transfer Co. Inc., 1981 East Murray Holladay Road, Suite 100, Salt Lake City, Utah, 84117. (Telephone: 801.272.9294; Fax: 801.277.3147 is the registrar and transfer agent for our shares of common stock.

On February 14, 2006 the shareholders' list of our shares of common stock showed 47 registered shareholders and 19,043,000 shares of common stock outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our shares of common stock. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and we do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our shares of common stock, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2005.

Item 6. Management Discussion and Analysis and Plan of Operation.

Our principal business activity consists of the operation of an internet-based auction website over which users can advertise and buy and sell goods and services for a fee.

Over the past year it has become increasingly clear to us that we were not having much success in pursuing our business plan. We believe that this was primarily due to the inability of Brad Rudover, our past president, to source adequate financing to support the implementation of our business plan. During the period ended September 30, 2005, Mr. Rudover concluded that it would be in the best interest of our company and its shareholders if he were to step aside in favour of a public company veteran with a strong track record of fundraising and business model execution who might be better qualified to create shareholder value for us.

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

Dr. Veltheer has had experience at the executive level of a number of public and private companies over the past nine years, including both established businesses and start-up adventures. He is also familiar with the regulatory compliance and corporate governance requirements imposed by the Securities and Exchange Commission. We pay Dr. Veltheer a nominal salary of $2,000 per month.

Dr. Veltheer has reviewed the current state of our business in detail and he commissioned Evans & Evans, Inc., a Canadian boutique investment banking firm to evaluate our current business and our future prospects. Evans & Evans offers a range of independent and advocate services to its clients including valuation and fairness opinions, business planning and research, mergers and acquisitions advice, business due diligence, market and competitive research and capital formation assistance.

During November and December 2005, Evans & Evans conducted an evaluation of our past and present management, our financial results and regulatory filings, our website, our software and our hosting arrangements.

Evans & Evans concluded that we need to modify our business plan to focus on a specific niche auction market. Examples of successful niche internet auction businesses include CigarBid.com, GolfClubExchange.com, and WineBid.com. Based on discussions with Evans & Evans, and having considered the current state of our business, including our current lack of capitalization and revenues, our management is currently rethinking our business plan to focus on and serve a unique marketplace whereby like-minded individuals can buy and sell good in which they have a significant interest. It is our opinion that eclectic collectors and consumers interested in highly specific product niches would prefer to buy and sell amongst themselves than be mixed in with the masses at eBay or one of our other competitors.

Management is currently in the process of raising sufficient capital to further delineate a viable nice market auction site to launch to the public during 2006.

We intend to continue to develop our current business under Dr. Veltheer’s guidance. We will continue to maintain our server, website and Internet connection.

As a result of our failure to generate substantial revenues, we have not been satisfied with our initial business plan and have actively been seeking to create shareholder value with a more defined business plan in the niche internet auction arena. Simultaneously, in an effort to substantiate stockholder value, we will continue to seek compatible or alternative business opportunities. Should we be able to locate and negotiate with an established business entity for the merger of a target business or alternatively acquire a business it may be compatible with our revised business plan or it may be a business unrelated to our current business. We can provide no assurance that we will be able to locate any such business opportunities.

We may seek a business opportunity with entities which have recently commenced operations or wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities or develop a new product or service. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. No assurances can be given that we will be successful in locating or negotiating with any startups or find any assets to acquire.

The search for and analysis of new business opportunities will be undertaken by our President, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Dr. Veltheer may utilize the services of outside consultants or advisors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business. Likewise, no assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any decisions concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Report are advised to determine if we have subsequently filed a Form 8-K.

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

Once we have developed a concept for a niche internet auction site we will target users (both buyers and sellers) primarily through direct email marketing. Direct email marketing campaigns send targeted direct email to recipients on opt-in email lists maintained by online communities, clubs, organizations etc. Campaigns can vary tremendously in cost but we believe that these campaigns will provide us with a cost effective means of reaching our target market. Our initial budget for email marketing is $10,000-$15,000. We plan to conduct direct email marketing campaigns when we have a niche auction site delineated.

We believe that we will need to advertise our website, our products and our services to attract users as we ramp up operations into our full launch but we appreciate that our advertising budget will not permit extensive or expensive methods of advertising. We intend to focus our advertising efforts on online advertising campaigns with 24/7 Canada, Inc., a subsidiary of 24/7 Real Media, Inc. 24/7 Canada uses permission-based email and segmented and targeted website advertising based on targeted location, and is capable of targeting users by language, age, time of day and interest. We believe that using 24/7 Canada as an advertising medium will permit our company to present to our target audience (Vancouver area residents and businesses). We have budgeted approximately $15,000 for advertising over the next 12 months.

Our current president and chief executive officer, John Veltheer, is currently handling our operations on a part-time consulting basis, for which we pay him $2,000 per month. Mr. Veltheer is in charge of overall business development and will look to consultants to test our PHP Auction software and manage our marketing and advertising efforts as required. He will also ensure that Binary continues to maintain our server, website and internet connection. Our chief financial officer, J. David Brow, will consult for our company on an uncompensated as-needed basis during the next few fiscal periods. Mr. Brow, who is currently regional manager for the Americas' Retail and Electronic Sales Distribution Channels for Symantec Corporation's Enterprise Administration Business Unit, has extensive experience with on-line sales and marketing strategies and he will provide our company with insight into establishing procedures, strategies and business development during our launch process.

Purchase or Sale of Equipment

As discussed above, we have purchased a server from our past president, Brad Rudover for $500. This server is an essential part of our business as this connects our website to the internet and allows our users to buy and sell items in our online marketplace.

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

Personnel

As of February 14, 2006, our chief executive officer, John Veltheer, and our chief financial officer, J. David Brow, continue to consult for our company and we do not have any employees. Both Messrs. Veltheer and Brow handle all of the responsibilities in the area of corporate administration, business development and research. We do not currently have or plan to add any other employees or consultants during the next twelve months.

In addition to the costs of our operations outlined above, we expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the 12 months ending December 31, 2006, we have budgeted $35,000 for accountants and lawyers fees for our periodic filing requirements, and an additional $8,000 for miscellaneous office and filing fees and expenses.

Research and Development

As we are currently in the process of developing our business, we do not plan to spend any time or money on research and development of additional products during the next 12 months. In addition, we do not anticipate that we will implement any formal research and development effort. We anticipate that we will constantly research our competitors' products and services and that this effort will result in constant improvement of our own website and product offerings. We anticipate that Dr. Veltheer, our president and chief executive officer, will perform these services for us in the normal course of performing his consulting duties, and we have not budgeted any additional funds for this purpose.

Going Concern

We incurred a loss of $59,610 for the year ended December 31, 2005, and we have incurred an accumulated deficit since inception of $319,991. At December 31, 2005, we had $1,437 in cash and $73,831 in current liabilities resulting in a working capital deficiency of $72,394. As we have only recently commenced operations, we have only generated nominal revenues and there can be no assurance that we can generate any significant revenues from operations. Our management believes that our company cannot sustain its operations from existing working capital and operations over the next 12 months. Therefore, we believe that the only source of funds available to us to finance our operating and capital requirements will be to raise capital as needed on a private placement basis. As described in more detail above, we estimate that we will need $35,000 to satisfy our cash requirements for the next twelve months.

On November 8, 2005, Dr. John Veltheer, our president and chief executive officer, agreed to loan $10,000 to our company by way of an unsecured simple demand promissory note indicating that the principal amount plus simple interest calculated at a rate of 12% per annum, will be repayable in full on the first anniversary of the promissory note.

On November 22, 2005, Dr. John Veltheer, our president and chief executive officer, agreed to loan $20,000 to our company by way of an unsecured simple demand promissory note indicating that the principal amount plus simple interest calculated at a rate of 12% per annum, will be repayable in full on the first anniversary of the promissory note.

On January 19, 2006, a shareholder agreed to loan $50,000 to our company by way of an unsecured simple demand promissory note indicating that the principal amount plus simple interest calculated at a rate of 8% per annum, with no specific date of repayment.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award –the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Revenue Recognition

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

Stock-based Compensation

We do not have a stock option plan, however, issues shares of common stock to non-employees for services. We account for shares of common stock issued for services to non-employees in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation”. Compensation expense is based on the fair market value of the stock award or fair market value of the good and services received whichever is more reliably measurable.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm, Manning Elliott LLP, Chartered Accountants is included herein immediately preceding the audited financial statements for the years ended December 31, 2005 and 2004 and Accumulated for the period from February 3, 1999 (date of inception) to December 31, 2005.

The Electric Network.com, Inc. (A Development Stage Company) (Expressed in U.S. dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Electric Network.com, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of The Electric Network.com, Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders’ equity (deficit) accumulated for the period from February 3, 1999 (Date of Inception) to December 31, 2005 and the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Electric Network.com, Inc. (A Development Stage Company), as of December 31, 2005 and 2004, and the results of its operations and its cash flows accumulated for the period from February 3, 1999 (Date of Inception) to December 31, 2005 and the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any significant revenues and has accumulated operating losses since inception and will need additional equity financing to begin realizing upon its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

Vancouver, Canada January 27, 2006

F-1

The Electric Network.com, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
	December 31,	December 31,
	2005	2004
	$	$
Assets
Current Assets
Cash	1,437	111
Accounts receivable	–	207

Total Assets	1,437	318

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable (Note 3(e) and (h))	5,561	10,102
Accrued liabilities (Note 5)	13,170	7,900
Advances payable (Notes 3(a), (b), (f), and (i))	55,100	15,100

Total Liabilities	73,831	33,102

Commitments and Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 common shares authorized with a par value of
$0.001; 19,043,000 and 18,963,000 issued and outstanding, respectively	19,043	18,963
Additional Paid in Capital	213,154	193,234
Donated Capital	15,400	15,400
Deficit Accumulated During the Development Stage	(319,991)	(260,381)

Total Stockholders’ Equity (Deficit)	(72,394)	(32,784)

Total Liabilities and Stockholders’ Equity (Deficit)	1,437	318

(The accompanying notes are an integral part of the financial statements.)

F–2

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
	Accumulated
	For the Period From
	February 3, 1999
	(Date of Inception)	Years Ended December 31,
	to December 31,
	2005	2005	2004
	$	$	$
Revenue	475	–	475

Expenses
Accounting and audit	42,187	12,065	11,544
Consulting (Note 3(c), (d) and (g))	148,546	25,576	22,582
Donated overhead	5,800	–	–
Donated services	9,600	–	–
Interest (Notes 3(b) and (i))	1,638	888	500
Legal and organizational	79,871	14,286	38,190
Office	19,349	4,968	8,643
Transfer agent	13,475	1,827	5,993

	320,466	59,610	87,452

Net Loss for the Period	(319,991)	(59,610)	(86,977)

Basic and Diluted Loss Per Share		–	–

Weighted Average Shares Outstanding		19,026,000	18,860,000

(The accompanying notes are an integral part of the financial statements.)

F–3

The Electric Network.com, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
	Accumulated
	For the Period From
	February 3, 1999
	(Date of Inception)	Years Ended December 31,
	To December 31,
	2005	2005	2004
	$	$	$
Operating Activities
Net Loss for the Period	(319,991)	(59,610)	(86,977)
Adjustments to reconcile net loss to cash
Donated overhead	5,800	–	–
Donated services	9,600	–	–
Non-cash expenses settled with issuance of
common shares	80,000	–	6,667
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	–	207	(207)
Increase in accounts payable and accrued
liabilities	18,731	729	8,847

Net Cash Used by Operating Activities	(205,860)	(58,674)	(71,670)

Financing Activities
Proceeds from issuance of shares, net of
offering costs	152,197	20,000	39,500
Proceeds from related party advances	55,100	40,000	–

Net Cash Provided by Financing Activities	207,297	60,000	39,500

Increase (Decrease) in Cash	1,437	1,326	(32,170)
Cash – Beginning of Period	–	111	32,281

Cash – End of Period	1,437	1,437	111

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of the financial statements.)

F–4

The Electric Network.com, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
From February 3, 1999 (Date of Inception) to December 31, 2005
(Expressed in U.S. dollars)
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-In	Donated	Deferred	Development
	Shares	Amount	Capital	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$
Balance – February 3, 1999 (Date of
Inception)	–	–	–	–	–	–	–
Stock issued for cash pursuant to a
Regulation D, Rule 504 offering at
$0.001 per share	10,000,000	10,000	–	–	–	–	10,000
Value of services and overhead donated
by a related party	–	–	–	3,300	–	–	3,300
Net loss for the period	–	–	–	–	–	(8,014)	(8,014)

Balance – December 31, 1999	10,000,000	10,000	–	3,300	–	(8,014)	5,286
Value of services and overhead donated
by a related party	–	–	–	3,600	–	–	3,600
Net loss for the year	–	–	–		–	(7,804)	(7,804)

Balance – December 31, 2000	10,000,000	10,000	–	6,900	–	(15,818)	1,082
Value of services and overhead donated
by a related party	–	–	–	3,600	–	–	3,600
Net loss for the year	–	–	–	–	–	(5,194)	(5,194)

Balance – December 31, 2001	10,000,000	10,000	–	10,500	–	(21,012)	(512)
Stock issued for cash, net of offering
costs	600,000	600	33,400	–	–	–	34,000
Value of services and overhead donated
by a related party	–	–	–	3,600	–	–	3,600
Net loss for the year	–	–	–	–	–	(43,142)	(43,142)

	–	–	–
Balance – December 31, 2002	10,600,000	10,600	33,400	14,100	–	(64,154)	(6,054)
Stock issued for services rendered
during the current year and the
following year	8,000,000	8,000	72,000	–	(80,000)	–	–
Common stock issued, net of offering
costs of $2,053	203,000	203	48,494	–	–	–	48,697
Value of services and overhead donated
by a related party	–	–	–	1,300	–	–	1,300
Amortization of deferred stock
compensation	–	–	–	–	73,333	–	73,333
Net loss for the year	–	–	–	–	–	(109,250)	(109,250)

Balance – December 31, 2003	18,803,000	18,803	153,894	15,400	(6,667)	(173,404)	8,026
Stock issued for cash, net of offering
costs	160,000	160	39,340	–	–	–	39,500
Amortization of deferred stock
compensation	–	–	–	–	6,667	–	6,667
Net loss for the year	–	–	–	–	–	(86,977)	(86,977)

Balance – December 31, 2004	18,963,000	18,963	193,234	15,400	–	(260,381)	(32,784)
Stock issued for cash	80,000	80	19,920	–	–	–	20,000
Net loss for the year	–	–	–	–	–	(59,610)	(59,610)

Balance – December 31, 2005	19,043,000	19,043	213,154	15,400	–	(319,991)	(72,394)

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

The Company is based in Vancouver, British Columbia. During the year ended December 31, 2004, the Company commenced a preliminary launch of its online Internet Web Site on which users can browse through listed items in a fully automated, topically arranged, online service provided on a twenty-four hours a day, seven days a week basis. The Company generates revenue from the operation of its online auction by charging nominal listing fees to users that post items on the website. During this preliminary launch, over fifty users registered as members. The Company generated nominal revenue from this business and did not generate any revenue during the year ended December 31, 2004. There is no guarantee that any revenue will be generated in the future. The Company is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective July 1, 2004. The Company registered 8,213,000 common shares by selling shareholders and planned to sell up to 500,000 common shares at $0.25 per share. In March 2005, the Company issued 80,000 shares of common stock at $0.25 per share for cash proceeds of $20,000. The Company is listed on the Over-The-Counter Bulletin Board under the trading symbol ETNW.

In January 2006, the Company issued a promissory note for $50,000 to a shareholder for funds advanced to the Company. The advance is unsecured, bears interest at 8% per annum, and is payable on demand.

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

(d) Comprehensive Loss

The Company applies SFAS No. 130 “Reporting Comprehensive Income”. As at December 31, 2005 and 2004, the company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(i) Recent Accounting Pronouncements

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

(i) Recent Accounting Pronouncements (continued)

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

F–8

The Electric Network.com, Inc. (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

3. Related Party Transactions/Balances

(a) Advances payable include $5,100 due to a former President of the Company. This advance is unsecured, non-interest bearing and payable on demand.

(b) A company controlled by a former President of the Company advanced $10,000 during fiscal 2003. This amount is unsecured, bears non-compounded interest of 5% per annum and is due on demand. Interest expense of $500 was charged to operations during the year ended December 31, 2005 (2004: $500).

(c) Consulting expense for the year ended December 31, 2005 includes $nil (2004: $6,667) of stock-based compensation related to the Company’s issuance of common stock to a former President and also to a related party of the Company for consulting services (see Note 5(a)).

(d) Commencing in February, 2004 the former President of the Company, received $1,000 per month for consulting services rendered up to and including September, 2005. The former President resigned effective November, 2005.

(e) Accounts payable includes an amount of $nil (December 31, 2004: $3,368) owing to the former President of the Company. For the year ended December 31, 2005 this related party was paid $4,591 (2004: $1,315) for expenses incurred on behalf of the Company.

(f) A company controlled by the former President of the Company advanced $10,000 during the current year. The advance is unsecured, non-interest bearing and payable on demand.

(g) Commencing in November, 2005 the President of the Company receives $1,500 per month for consulting services rendered.

(h) Accounts payable includes an amount of $3,000 (December 31, 2004: NIL) owing to the President of the Company.

(i) The President of the Company advanced $30,000 in November, 2005. The advances are unsecured, bearing simple interest at 12% per annum and payable in November, 2006.

4. Common Shares

(a) The Board of Directors approved the issuance of 8,000,000 common shares for consulting services to be provided by the Company’s President and a related party. The consulting services, with a fair value of $80,000, were provided for a term of 12 months from February 1, 2003 through January 31, 2004. As at December 31, 2005, the Company has recorded stock-based compensation expense of $nil (2004 - $6,667) related to this issuance.

(b) In September, 2004, the Company issued 160,000 common shares at $0.25 per share for cash proceeds of $39,500, net of offering costs of $500.

(c) In March, 2005 the Company issued 80,000 common shares pursuant to a private placement at $0.25 per share for cash proceeds of $20,000.

5. Accrued Liabilities

The amount accrued at year end relates to $10,982 in professional fees (2004: $7,150), $550 in transfer agent fees (2004: $nil), and $1,638 of accrued interest expense (2004: $750).

F–9

The Electric Network.com, Inc. (A Development Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

6. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”) as of its inception. The Company has incurred net operating losses of $224,000, which expire starting in 2014. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2005	2004
	$	$
Net Operating Loss	224,000	165,000
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	76,100	56,100
Valuation Allowance	(76,100)	(56,100)

Net Deferred Tax Asset	–	–

7. Subsequent Event

In January, 2006 the Company issued a promissory note for $50,000 for funds advanced to the Company. The advance is unsecured, bears interest of 8% per annum and is payable on demand.

F–10

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our company’s chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Veltheer	President, Chief Executive Officer and Director	40	November 7, 2005
J. David Brow	Chief Financial Officer, Secretary, Treasurer and Director	39	May 31, 2002

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

John Veltheer, Director, President and Chief Executive Officer

Dr. John Veltheer has had experience at the president, officer and director levels for the past eight years. From 1999 to 2000, Dr. Veltheer was president and director of SUMmedia.com Inc. (OTC-BB: ISUM), a U.S. reporting company, where, in addition to significant fundraising, he oversaw the running of one of the internet’s first eCoupon portals. From 2002 to 2003, Dr. Veltheer was the president and a director of Rapidtron, Inc. (OTC-BB: RPDT), a U.S. reporting company and a leading provider of Radio Frequency Smart access control and ticketing/membership systems, where he was responsible for SEC compliance and corporate governance. From 2003 to 2005, Dr. Veltheer was vice-president, business development and later chief operating officer and director of House of Brussels Chocolates, Inc. (OTC-BB: HBSL), a U.S. reporting company whose primary business is gourmet chocolate wholesaling. Dr. Veltheer is currently the chief executive officer, secretary, treasurer and a director of Vecten Corporation, a startup private equity fund. Dr. Veltheer continues to serve as the president and a director of Iridium Capital Inc., a private Canadian company that provides its clients with start-up consulting services. Dr. Veltheer received his B.Sc. (Honours) from Queen’s University in 1988 and his Ph.D. from the University of British Columbia in 1993.

J. David Brow, Director, Chief Financial Officer, Secretary and Treasurer

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

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for disclosure and for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Code of Ethics

Effective March 21, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB for the year ended December 31, 2004 filed on March 31, 2005. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: The Electric Network.com, Inc., 1400-1500 West Georgia Street, Vancouver, British Columbia, Canada, V6G 2Z6.

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

Item 10. Executive Compensation.

The following table summarizes the compensation awarded to, earned by, or paid to our current president and chief executive officer, past president and chief executive officer and other officers and directors who received annual compensation in excess of $100,000 during the years ended December 31, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year				Long Term Compensation(1)		Pay-outs LTIP Pay- outs	All Other Compen- sation
Annual Compensation
		Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units
John Veltheer (1) president, chief executive officer and director	2005 2004 2003	3,500 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Brad W. Rudover(2) past president, chief executive officer and director	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Stephen Hanson (3) past president and director	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil 36,667 (3)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Dr. John Veltheer became our president, chief executive officer and a director on November 7, 2005. We pay Dr. Veltheer $2,000 per month. Refer to Item 12 – Certain Relationships and Related Transactions in this annual report.]

(2) Brad W. Rudover resigned as our president, chief executive officer and a director effective November 7, 2005.

(3) Pursuant to the terms of a management service agreement with Stephen Hanson dated February 1, 2003, we issued to Mr. Hanson 4,000,000 shares of our common stock at a deemed price of $0.01 per share in exchange for management and business development services to be rendered to us valued at $40,000. The services were rendered during the period beginning on February 1, 2003 and ending on January 1, 2004. Accordingly, we recorded a stock-based compensation expense related to this issuance for the year ended December 31, 2003 of $36,667 with the balance of $3,333 deferred to the following year. Mr. Hanson resigned as our president and a director effective January 27, 2004.

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

Each of our current chief executive officer and chief financial officer are compensated pursuant to management services agreements. Refer to Item 12 – Certain Relationships and Related Transactions in this annual report.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director for the year ended December 31, 2005.

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

There were no grants of stock options or stock appreciation rights made during the fiscal years ended December 31, 2005 and 2004 to our executive officers and directors. There were no stock options outstanding as at December 31, 2005. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of February 14, 2006, certain information with respect to the beneficial ownership of our shares of common stock by each shareholder known to us to be the beneficial owner of 5% of our shares of common stock, and by each of our officers and directors. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Veltheer 2957 W. 21st Avenue Vancouver, BC V6L 1K7	4,505,000(2)	23.7%
J. David Brow 421 9th Street Manhattan Beach, CA 90266	4,000,000	21.0%
Muir Woods Investment Group IBC PO Box 156 Hibiscus Square Turks & Caicos, BVI	985,000(3)	5.2%
Directors and Executive Officers as a Group	8,505,000	44.7%

(1) Based on 19,043,000 shares of common stock issued and outstanding as of February 14, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes 2,500 shares of common stock owned by his wife, Cristina Veltheer.

(3) Ervine Quilch is the authorized signatory of Muir Woods Investment Group IBC and exercises voting and dispositive control over the shares of common stock of our company that are owned by Muir Woods Investment Group IBC.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

On February 1, 2003, we entered into a management services agreement with J. David Brow, our chief financial officer, secretary, treasurer and a director of our company, pursuant to which we issued 4,000,000 shares of our common stock to Mr. Brow at deemed price of $0.01 per share in exchange for management and business development services to be rendered to us valued at $40,000. The services were rendered during the period beginning on February 1, 2003 and ending on January 1, 2004.

On November 8, 2005, we joined in a share purchase agreement between Brad W. Rudover, our past president, and Dr. John Veltheer, our current president in order to evidence our consent to the sale of Mr. Rudover’s shares of common stock to Dr. Veltheer, and Mr. Rudover’s agreement to resign from his office of president of our company and from his seat on our board of directors in order to make way for Dr. Veltheer’s appointment to our board of directors and as our president. Pursuant to the agreement, Dr. Veltheer purchased 4,500,000 shares of our common stock from Mr. Rudover in consideration of the purchase price of $20,000. As a result of the share transfer, Dr. Veltheer now beneficially owns in excess of 10% of our shares of common stock.

Pursuant to a Management Services Agreement dated January 27, 2004, with Brad Rudover, our current chief executive officer, president and a director of our company, we agreed to appoint Mr. Rudover as our president, chief executive officer and a director for a period of 12 months beginning February 1, 2004. Mr. Rudover agreed to spend some of his time developing our company’s current business model and to review and evaluate investment opportunities for our company during the term of this agreement. For these services, we agreed to pay to Mr. Rudover the sum of $1,000 per month during the term of this agreement, and to give him a business expense allowance from which he will be reimbursed for expenses incurred on our behalf, subject to the prior approval of both the expense allowance and the items for reimbursement by our board. We terminated this agreement with Mr. Rudover on November 8, 2005.

On November 8, 2005, we entered into an oral agreement with Dr. Veltheer to provide services as our president and chief executive officer. We agreed to pay Dr. Veltheer $2,000 per month. This oral agreement may be terminated at any time by either party upon written notice.

On November 8, 2005, Dr. Veltheer agreed to loan $10,000 to our company by way of an unsecured simple demand promissory note indicating that the principal amount plus simple interest calculated at a rate of 12% per annum, will be repayable in full on the first anniversary of the promissory note.

On November 22, 2005, Dr. Veltheer agreed to loan an additional $20,000 to our company by way of an unsecured simple demand promissory note indicating that the principal amount plus simple interest calculated at a rate of 12% per annum, will be repayable in full on the first anniversary of the promissory note.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit No. Document Description

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002).

(10) Material Contracts

10.1 Management Services Agreement between The Electric Network.com, Inc. and J. David Brow dated February 1, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

10.2 Management Services Agreement dated January 27, 2004 between The Electric Network.com, Inc. and Brad W. Rudover (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

10.3 Shareholder Rights Agreement between The Electric Network.com, Inc. and Muir Woods Investment Group IBC dated December 2, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

10.4 Management Services Agreement dated February 1, 2003 between The Electric Network.com Inc. and J. David Brow (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

10.5 Services Agreement dated May 1, 2004 between The Electric Network.com, Inc. and Binary Environments Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 17, 2004).

10.6 Promissory Note dated November 2, 2005 between The Electric Network.com Inc. and Dr. John Veltheer (incorporated by reference from our Current Report on Form 8-K filed on November 28, 2005).

10.7 Promissory Note dated January 19, 2006 between The Electric Network.com Inc. and IFG Trust Services Inc. (filed herewith).

(14) Code of Ethics

14.1 Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2005).

(31) Section 302 Certifications

31.1 Section 302 Certification (filed herewith).

31.2 Section 302 Certification (filed herewith).

(32) Section 906 Certifications

32.1 Section 906 Certification (filed herewith).

32.2 Section 906 Certification (filed herewith).

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Manning Elliott LLP, Chartered Accountants (“Manning Elliott”) for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005 and 2004 were $8,250 and $6,650, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed for assurance and related services by Manning Elliott relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $nil.

Tax Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by Manning Elliott for other non-audit professional services, other than those services listed above, totalled $nil and $nil, respectively.

We do not use Manning Elliott for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliott to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

· approved by our audit committee (which consists of our entire board of directors); or

· entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

THE ELECTRIC NETWORK.COM, INC.

By:

/s/ John Veltheer John Veltheer President, Chief Executive officer and Director (Principal Executive Officer)

By:

/s/ J. David Brow J. David Brow, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Dated February 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Veltheer
John Veltheer	President, Chief Executive Officer and Director	February 17, 2006
/s/ J. David Brow
J. David Brow	Chief Financial Officer, Secretary, Treasurer	February 17, 2006
and Director