Form 10QSB
period 2006-03-31
ELECTRIC NETWORK COM INC
filed 2006-05-11
CIK 1078858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 19,043,000 common shares issued and outstanding as at May 1, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

The Electric Network.com, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2006 $	December 31, 2005 $
Assets

Current Assets

Cash	17,142	1,437

Total Assets	17,142	1,437

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable (Note 3(f))	–	5,561
Accrued liabilities (Note 4)	9,791	13,170
Advances payable (Note 5)	95,100	55,100

Total Liabilities	104,891	73,831

Commitments and Contingencies (Note 1)

Stockholders’ Deficit

Common Stock, 100,000,000 common shares authorized with a par value of $0.001; 19,043,000 shares issued and outstanding, respectively	19,043	19,043

Additional Paid in Capital	213,154	213,154

Donated Capital	15,400	15,400

Deficit Accumulated During the Development Stage	(335,346)	(319,991)

Total Stockholders’ Deficit	(87,749)	(72,394)

Total Liabilities and Stockholders’ Deficit	17,142	1,437

(The accompanying notes are an integral part of the financial statements.)

The Electric Network.com, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

	Accumulated	Three Months Ended March 31,
	For the Period From
	February 3, 1999
	(Date of Inception)
	to March 31,
	2006	2006	2005
	$	$	$

Revenue	475	–	–

Expenses

Consulting (Note 3(d))	155,934	7,388	4,945
Donated overhead	5,800	–	–
Donated services	9,600	–	–
General and administrative	161,046	6,164	4,440
Interest (Notes 3(b), (e), and 5(a))	3,441	1,803	125

	335,821	15,355	9,510

Net Loss for the Period	(335,346)	(15,355)	(9,510)

Basic and Diluted Loss Per Share		–	–

Weighted Average Shares Outstanding		19,043,000	18,976,000

(The accompanying notes are an integral part of the financial statements.)

The Electric Network.com, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

	Three Months Ended
	March 31,
	2006	2005
	$	$

Cash Flows to Operating Activities

Net Loss for the Period	(15,355)	(9,510)

Change in operating assets and liabilities
Accounts receivable	–	207
Accounts payable and accruals	(8,940)	(7,196)

Net Cash Used by Operating Activities	(24,295)	(16,499)

Cash Flows From Financing Activities

Proceeds from issuance of shares, net	–	20,000
Proceeds from promissory note	50,000	–
Repayment of promissory note	(10,000)

Net Cash Provided by Financing Activities	40,000	20,000

Increase in Cash	15,705	3,501

Cash – Beginning of Period	1,437	111

Cash – End of Period	17,142	3,612

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

The Company is based in Vancouver, British Columbia. During the year ended December 31, 2004, the Company commenced a preliminary launch of its online Internet Web Site on which users can browse through listed items in a fully automated, topically arranged, online service provided on a twenty-four hours a day, seven days a week basis. The Company generates revenue from the operation of its online auction by charging nominal listing fees to users that post items on the website. During this preliminary launch, over fifty users registered as members. The Company generated nominal revenue from this business and did not generate any revenue during the three-month period ended March 31, 2006. There is no guarantee that any revenue will be generated in the future. The Company is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In January 2006, the Company issued a promissory note for 150,000 for funds advanced to the Company by a non-related company. The advance is unsecured, bears interest at 8% per annum, and is payable on demand.

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

The Company applies SFAS No. 130 “Reporting Comprehensive Income”. As at March 31, 2006 and 2005, the company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

The Electric Network.com, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
	(e)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable, accrued liabilities, and advances to related parties, approximate their fair value.

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. There was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

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
(b)

A company controlled by a former President of the Company advanced $10,000 during fiscal 2003. This amount is unsecured, bears simple interest at 5% per annum and is due on demand. Interest expense of $125 was charged to operations during the period ended March 31, 2006 (2005 - $125).

(c)

A company controlled by the former President of the Company advanced $10,000 during the previous fiscal year. The advance was unsecured, non-interest bearing and payable on demand. The advance was repaid during the current period.

(d)

Commencing in November 2005, the President of the Company received $1,500 per month for consulting services rendered. This amount was increased to $2,000 per month commencing in December 2005. During the period, the President was paid $6,000 (2005 - $ nil).

(e)

The President of the Company advanced $30,000 in November 2005. The advances are unsecured, bearing simple interest at 12% per annum and payable in November 2006. Interest expense of $900 was charged to operations during the period ended March 31, 2006 (2005 - $ nil).

(f)	Accounts payable includes an amount of $3,000 owing to the President of the Company at December 31, 2005.
4.	Accrued Liabilities

The amount accrued at March 31, 2006 relates to $6,350 in professional fees (December 31, 2005 - $11,532) and $3,441 of accrued interest expense (2005: $1,638).

5.	Advances Payable
(a)

In January 2006, the Company issued a $50,000 promissory note to a non-related company. The note is unsecured, bearing simple interest at 8% per annum, and payable on demand. Interest expense of $778 was charged to operations during the period ended March 31, 2006 (2005 - $ nil).

(b)	See Notes 3(a), (b), and (e).

Item 2.	Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in applicable securities laws. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "our", and "Electric Network" means The Electric Network.com, Inc., unless otherwise indicated.

General

We were incorporated in Nevada on February 3, 1999. Effective March 31, 2004, we changed our state of domicile of incorporation to the State of Delaware. Our change of domicile was effected through the merger of The Electric Network.com, Inc., a Nevada corporation, with and into The Electric Network.com, Inc., a Delaware corporation that was formed specifically for this purpose and which, prior to the merger, was the wholly-owned subsidiary of the Nevada corporation. The Delaware corporation was the surviving corporation in this merger.

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

Evans & Evans concluded that we need to modify our business plan to focus on a specific niche auction market. Examples of successful niche internet auction businesses include CigarBid.com, GolfClubExchange.com, and WineBid.com. Based on discussions with Evans & Evans, and having considered the current state of our business, including our current lack of capitalization and revenues, our management is currently revising our business plan to focus on and serve a unique marketplace whereby like-minded individuals can buy and sell goods in which they have a significant interest. It is our opinion that eclectic collectors and consumers interested in highly specific product niches would prefer to buy and sell amongst themselves than be mixed in with the masses at eBay or one of our other competitors.

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

Personnel

As of May 1, 2006, our Chief Executive Officer, John Veltheer, and our Chief Financial Officer, J. David Brow, continue to consult for our company and we do not have any employees. Both Messrs. Veltheer and Brow handle all of the responsibilities in the area of corporate administration, business development and research. We do not currently have or plan to add any other employees or consultants during the next twelve months.

In addition to the costs of our operations outlined above, we expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the 12 months ending March 31, 2007, we have budgeted $35,000 for accountants and lawyers fees for our periodic filing requirements, and an additional $8,000 for miscellaneous office and filing fees and expenses.

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

Going Concern

We incurred a loss of $15,355 for the three month period ended March 31, 2006, and we have incurred an accumulated deficit since inception of $335,346. At March 31, 2006, we had $17,142 in cash and $104,891 in current liabilities resulting in a working capital deficiency of $87,749. As we have only recently commenced operations, we have only generated nominal revenues and there can be no assurance that we can generate any significant revenues from operations. Our management believes that our company cannot sustain its operations from existing working capital and operations over the next 12 months. Therefore, we believe that the only source of funds available to us to finance our operating and capital requirements will be to raise capital as needed on a private placement basis. As described in more detail above, we estimate that we will need $35,000 to satisfy our cash requirements for the next twelve months.

A company controlled by the former president of our company advanced $10,000 to our company by way of an unsecured simple demand promissory note. The advance was unsecured, non-interest bearing and payable on demand. The advance was repaid during the current quarter.

On November 22, 2005, Dr. John Veltheer, our President and Chief Executive Officer, agreed to loan $30,000 to our company by way of an unsecured simple demand promissory note indicating that the principal amount plus simple interest calculated at a rate of 12% per annum, will be repayable in full on the first anniversary of the promissory note.

On January 19, 2006, a shareholder agreed to loan $50,000 to our company by way of an unsecured simple demand promissory note indicating that the principal amount plus simple interest calculated at a rate of 8% per annum, with no specific date of repayment.

The financial statements included with our annual report filed with the Securities and Exchange Commission on February 21, 2006 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on our company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our company’s results of operations or financial position.

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

Stock-based Compensation

We do not have a stock option plan, however, we do issue shares of common stock to non-employees for services. We account for shares of common stock issued for services to non-employees in accordance with SFAS No. 123R “Share Based Payments”.

RISK FACTORS

This quarterly report contains forward-looking statements as that term is defined in the applicable securities law. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our company is in the early development stage. The fact that we have only generated nominal revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion given in connection with our audited financial statements for the year ended December 31, 2005 and in the notes to the financial statements included with our annual report on Form 10-KSB filed with the Securities and Exchange Commission on February 21, 2006.

Our company is in the early development stage. We have only generated nominal revenues since we were incorporated on February 3, 1999. We incurred a loss of $15,355 for the three months ended March 31, 2006 and we have an accumulated deficit of $335,346 from the date of our incorporation on February 3, 1999 through the period ending March 31, 2006. We anticipate that we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund our marketing efforts and our monthly overhead. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through any other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditors' report on our financial statements for the year ending December 31, 2005 and is included in the notes to the financial statements included with our annual report on Form 10-KSB filed with the Securities and Exchange Commission on February 21, 2006.

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

We have only generated limited revenues from our business operations and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to change our business operations or discontinue our current business.

Since our incorporation, we have generated insignificant revenues from listing fees. Because we cannot anticipate when we will be able to generate significant revenue from our current business, we will need to raise additional funds to continue to develop our website and business or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our current business, which might result in the loss of some or all of your investment in our common stock. Since we have been unable to generate significant revenues we have decided to reassess our business plan and seek comparable or alternative business opportunities.

We are an insignificant participant in the business of seeking business opportunities wherein a large number of established and well financed entities are our competitors.

We are and will continue to be an insignificant participant in the business of seeking business opportunities. A large number of established and well-financed entities, including venture capital firms, are active in seeking and pursuing business opportunities and mergers and acquisitions of companies, which may be business opportunities, or merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief

Financial Officer. Based upon that evaluation, our company's President, along with our company's Chief Financial Officer, concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.7         Promissory Note dated January 19, 2006 between The Electric Network.com Inc. and IFG Trust Services Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on February 21, 2006).

(14)	Code of Ethics

14.1        Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2005).

(31)	Section 302 Certifications
31.1*	Section 302 Certification.
31.2*	Section 302 Certification.
(32)	Section 906 Certifications
32.1*	Section 906 Certification.
32.2*	Section 906 Certification.

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

Date: May 11, 2006