Form 10QSB
period 2006-06-30
SOLAR ENERGY SOURCES INC.
filed 2006-08-08
CIK 1078858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-49891

SOLAR ENERGY SOURCES INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0860242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#1400-1500 West Georgia Street, Vancouver British Columbia, V6G 2Z6
(Address of principal executive offices)

(604) 684-3027
(Issuer's telephone number)

Nil
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 24,093,000 common shares issued and outstanding as at July 14, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

D/JLM/876647.3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2006 includes all adjustments necessary in order to ensure that the financial statements are not misleading.

Solar Energy Sources Inc.

(formerly The Electric Network.com Inc.)

(A Development Stage Company)

June 30, 2006

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

D/JLM/876647.3

Solar Energy Sources Inc.

(formerly The Electric Network.com Inc.)

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	June 30, 2006 $	December 31, 2005 $

Assets

Current Assets

Cash	166,095	1,437

Total Current Assets	166,095	1,437

Cash held in trust (Note 3)	816,700	–

Total Assets	982,795	1,437

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	6,982	5,561
Accrued liabilities (Note 5)	5,466	13,170
Advances payable (Note 6)	95,100	55,100

Total Liabilities	107,548	73,831

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 common shares authorized with a par value of $0.001; 24,093,000 and 19,043,000 shares issued and outstanding, respectively	24,093	19,043

Additional Paid-in Capital	1,214,468	213,154

Donated Capital	15,400	15,400

Deficit Accumulated During the Development Stage	(378,714)	(319,991)

Total Stockholders’ Equity (Deficit)	875,247	(72,394)

Total Liabilities and Stockholders’ Equity (Deficit)	982,795	1,437

(The accompanying notes are an integral part of the financial statements.)

F-1

Solar Energy Sources Inc.

(formerly The Electric Network.com Inc.)

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated
	For the Period From	For the	For the	For the	For the
	February 3, 1999	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting (Note 4(d))	182,138	26,204	4,394	33,592	9,339
Donated overhead	5,800	–	–	–	–
Donated services	9,600	–	–	–	–
General and administrative	176,185	15,139	4,958	21,303	9,398
Interest (Notes 4(b), (e), and 6(a))	5,466	2,025	125	3,828	250

	379,189	43,368	9,477	58,723	18,987

Net Loss for the Period	(378,714)	(43,368)	(9,477)	(58,723)	(18,987)

Basic and Diluted Loss Per Share		–	–	–	–

Weighted Average Shares Outstanding		20,930,000	19,043,000	19,992,000	19,009,500

(The accompanying notes are an integral part of the financial statements.)

F–2

Solar Energy Sources Inc.

(formerly The Electric Network.com Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	$	$

Cash Flows to Operating Activities

Net Loss for the Period	(58,723)	(18,987)

Change in operating assets and liabilities
Accounts receivable	–	207
Accounts payable and accrued liabilities	(6,283)	737

Net Cash Used by Operating Activities	(65,006)	(18,043)

Cash Flows Used in Investing Activities

Cash held in trust	(816,700)	–

Net Cash Used in Investing Activities	(816,700)	–

Cash Flows From Financing Activities

Proceeds from issuance of shares, net of issue costs	1,006,364	20,000
Proceeds from promissory note	50,000	–
Repayment of promissory note	(10,000)	–

Net Cash Provided by Financing Activities	1,046,364	20,000

Increase in Cash	164,658	1,957

Cash – Beginning of Period	1,437	111

Cash – End of Period	166,095	2,068

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of the financial statements.)

F–3

Solar Energy Sources Inc.

(formerly The Electric Network.com Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

1.	Development Stage Company

Solar Energy Sources Inc. (formerly The Electric Network.com, Inc.) herein (the “Company”) was incorporated in the State of Nevada, U.S.A. on February 3, 1999 under the name of The Electric Network.com, Inc. Effective March 31, 2004, the Company changed the state of domicile to Delaware. The change of domicile was effected through the merger of The Electric Network.com, Inc., a Nevada corporation, with and into The Electric Network.com, Inc., a Delaware corporation that had been formed specifically for this purpose. Prior to the merger, the surviving Delaware corporation was a wholly-owned subsidiary of the Nevada corporation. Effective June 19, 2006, pursuant to an agreement and plan of merger dated June 8, 2006, the Company merged with its subsidiary, Solar Energy Sources Inc. (a company incorporated on June 8, 2006 in the state of Delaware, formed specifically for the purpose of merging), and changed its name from The Electric Network.com Inc. to Solar Energy Sources Inc. The Company is listed on the Over-The-Counter Bulletin Board under the trading symbol SOES.

The Company is based in Vancouver, British Columbia. During the year ended December 31, 2004, the Company commenced a preliminary launch of its online Internet Web Site on which users can browse through listed items in a fully automated, topically arranged, online service provided on a twenty-four hours a day, seven days a week basis. The Company generated revenue from the operation of its online auction by charging nominal listing fees to users that post items on the website. During this preliminary launch, over fifty users registered as members. The Company generated nominal revenue from this business and did not generate any revenue during the six-month period ended June 30, 2006. There is no guarantee that any revenue will be generated in the future. The Company is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In January 2006, the Company issued a promissory note for $50,000 for funds advanced to the Company by a non-related company. The advance is unsecured, bears interest at 8% per annum, and is payable on demand. In May 2006, the Company issued 5,050,000 shares of common stock at a price of $0.20 per share for proceeds of $1,006,364, net of issue costs.

On May 15, 2006, the Company entered into a non-binding term sheet with Société d’Energie Solaire S.A. (“SES”), to acquire all of the shares of SES in consideration of the issuance of shares which will equate to approximately 70% of the issued and outstanding shares at the consummation of the acquisition. SES is a 5 year old Swiss company that produces solar photovoltaic (“PV”) modules from silicon cells purchased from third parties. In accordance with a share exchange agreement, the Company deposited 1,000,000 Swiss Francs (CHF) (US$816,700) of the proceeds from the private placement described in Note 7 into the trust account of a Swiss lawyer. The deposit funds are to be transferred into escrow with another Swiss lawyer upon the signing of a share exchange agreement until closing of the agreement. In the event that: (i) SES breaches the terms of the agreement; (ii) the Company elects to terminate the agreement in its sole discretion; or (iii) the agreement is not signed on or prior to June15, 2006, the lawyer will release the escrowed funds to the Company. The Company entered into amended letter agreements dated June 15, 2006 and July 15, 2006 to extend the dates of the Letter of Intent. Refer to Note 9.

2.	Summary of Significant Accounting Policies
	(a)	Basis of Presentation and Year End

These financial statements are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

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

F–4

Solar Energy Sources Inc.

(formerly The Electric Network.com Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.     Summary of Significant Accounting Policies (continued)

(d)	Comprehensive Loss

The Company applies SFAS No. 130 “Reporting Comprehensive Income”. As at June 30, 2006 and 2005, the company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

F–5

Solar Energy Sources Inc.

(formerly The Electric Network.com Inc.)

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

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

(j)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Cash held in trust

On May 15, 2006, the Company entered into a non-binding term sheet with Société d’Energie Solaire S.A. (“SES”), to acquire all of the shares of SES in consideration of the issuance of shares which will equate to approximately 70% of the issued and outstanding shares at the consummation of the acquisition. SES is a 5 year old Swiss company that produces solar photovoltaic (“PV”) modules from silicon cells purchased from third parties. The Company must advise SES in writing as to whether it will proceed with the share exchange transaction and must enter into a share exchange agreement (“the Agreement”) no later than June 15, 2006 and must close the Agreement by June 30, 2006. In accordance with the Agreement, the Company deposited 1,000,000 Swiss Francs (CHF) (US$816,700) of the proceeds from the private placement described in Note 7 into the trust account of a Swiss lawyer. The deposit funds are to be transferred into escrow with another Swiss lawyer upon the signing of a share exchange agreement until closing of the Agreement. In the event that: (i) SES breaches the terms of the Agreement; (ii) the Company elects to terminate the Agreement in its sole discretion; or (iii) the Agreement is not signed on or prior to June 15, 2006, the lawyer will release the escrowed funds to the Company. The Company entered into an amending letter agreement dated June 15, 2006 with SES to extend the dates of the Letter of Intent to July 15, 2006.

On July 15, 2006, the Company signed a letter with SES to extend the above dates. Refer to Note 9.

4.	Related Party Transactions/Balances
(a)	Advances payable include $5,100 due to a former President of the Company. This advance is unsecured, non-interest bearing and payable on demand.
(b)

A company controlled by a former President of the Company advanced $10,000 during fiscal 2003. This amount is unsecured, bears simple interest at 5% per annum and is due on demand. Interest expense of $250 was charged to operations during the six-month period ended June 30, 2006 (2005 - $250).

(c)

A company controlled by the former President of the Company advanced $10,000 during the previous fiscal year. The advance was unsecured, non-interest bearing and payable on demand. The advance was repaid during the current period.

F–6

Solar Energy Sources Inc.

(formerly The Electric Network.com Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in U.S. dollars)

4.	Related Party Transactions/Balances (continued)
(d)

Commencing in November 2005, the President of the Company received $1,500 per month for consulting services rendered. This amount was increased to $2,000 per month commencing in December 2005, and increased to $4,000 per month commencing June 2006. During the six-month period ended June 30, 2006, the President charged $14,000 (2005 - $ nil) of consulting fees.

(e)

The President of the Company advanced $30,000 in November 2005. The advances are unsecured, bearing simple interest at 12% per annum and payable in November 2006. Interest expense of $1,800 was charged to operations during the six-month period ended June 30, 2006 (2005 - $ nil).

(f)	Accounts payable includes an amount of $3,000 owing to the President of the Company at December 31, 2005.

5.	Accrued Liabilities

The amount accrued at June 30, 2006 relates to $nil in professional fees (December 31, 2005 - $11,532) and $5,466 of accrued interest expense (December 31, 2005 - $1,638).

6.	Advances Payable
(a)

In January 2006, the Company issued a $50,000 promissory note to a non-related company. The note is unsecured, bearing simple interest at 8% per annum, and payable on demand. Interest expense of $1,778 was charged to operations during the six-month period ended June 30, 2006 (2005 - $ nil).

(b)	See Notes 4(a), (b), and (e).

7.	Common stock

In May 2006, the Company issued 5,050,000 shares of common stock at a price of $0.20 per share for cash proceeds of $1,006,364, net of issue costs. Refer to Note 3.

8.	Commitment

The Company entered into an agreement dated June 5, 2006 for investor relations services to be provided for a period of one year at a cost of $35,000. The term is to commence upon receipt of payment, which was made in July 2006.

9.	Subsequent Events

The Company entered into a second amending letter agreement with SES dated July 15, 2006, to further extend the dates of the Letter of Intent described in Note 3. The amendments were as follows: the Company must advise SES in writing whether it will proceed with the transaction on or before August 15, 2006 based on the outcome of its due diligence; the trust monies will be returned to the Company in the event that either company breaches a term of the share exchange agreement or if the Company elects to terminate the share exchange agreement or if the agreement is not signed by August 15, 2006; and the signing of a share exchange agreement will be extended to August 15, 2006 and closing of that agreement is extended to August 31, 2006. All other terms and conditions of the original Letter of Intent remain in effect.

F–7

Item 2.	Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "our", and "Solar Energy" mean Solar Energy Sources Inc., unless otherwise indicated.

General

We were incorporated in Nevada on February 3, 1999. Effective March 31, 2004, we changed our state of domicile from the State of Nevada to the State of Delaware. Our change of domicile was effected through the merger of our company, a Nevada corporation, with and into The Electric Network.com, Inc., a Delaware corporation that was formed specifically for this purpose and which, prior to the merger, was a wholly-owned subsidiary of our company.

Effective June 19, 2006, we changed our name from "The Electric Network.com, Inc." to "Solar Energy Sources Inc." as a result of a merger with Solar Energy Sources Inc., a wholly-owned subsidiary that was incorporated solely to effect the name change.

Our principal executive office is located at Suite 1400-1500 West Georgia Street, Vancouver, British Columbia, Canada V6G 2Z6. The telephone number of our principal executive office is (604) 684-3027.

Our principal business activity consists of the operation of an internet based auction website over which users can advertise and buy and sell goods and services for a fee. Following several difficulties that our company faced in the execution of our business plan, including the inability to source adequate financing, we decided to change the composition of our management and board of directors and appoint more qualified persons to execute our business plan and create shareholder value. On November 8, 2005, we entered into a share purchase agreement with Brad W. Rudover, our former President and director, and Dr. John Veltheer, whereby Mr. Rudover transferred all 4,500,000 common shares held in the capital of our company to Dr. Veltheer. Additionally, Mr. Rudover tendered his resignation as President and director of our company. Following Mr. Rudover's resignation, Dr. Veltheer was appointed as President and director of our company. Dr. Veltheer also loaned $10,000 to our company on November 8, 2005 pursuant to an unsecured promissory note that is payable upon demand and matures on November 8, 2006.

Dr. Veltheer has executive experience with a number of public and private companies over the past nine years, including both established and start-up companies. He is also familiar with the regulatory compliance and corporate

D/JLM/876647.3

governance requirements imposed by the Securities and Exchange Commission. We pay Dr. Veltheer a salary of $4,000 per month.

Plan of Operation

During November and December 2005, our company commissioned Evans & Evans, Inc., a Canadian boutique investment banking firm to evaluate our current business and our future prospects. Evans & Evans recommended that we modify our business plan to focus on a specific niche auction market. Based on discussions with Evans & Evans, and having considered the current state of our business, including our current lack of capitalization and revenues, our management is currently revising our business plan to focus on and implement a unique website-based auction service whereby like-minded individuals can buy and sell goods in which they have a significant interest. We intend to market our business to collectors and consumers interested in highly specific product niches who prefer to buy and sell amongst themselves rather than through large scale auction services currently offered by eBay and other competitors.

During the next twelve month period, we intend to focus on viable niche markets and develop our business plan in response to such markets. During the transition period and development of our plan of operation, we will continue to maintain our server, website and internet connection. Once we identify a niche market, we intend to develop an internet auction site where we will target users (both buyers and sellers) primarily through direct email marketing. Direct email marketing campaigns send targeted direct email to recipients on opt-in email lists maintained by online communities, clubs, organizations etc. Campaigns can vary tremendously in cost but we believe that these campaigns will provide us with a cost effective means of reaching our target market. Our initial budget for email marketing is $10,000-$15,000 for the next twelve month period.

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

As a result of our failure to generate substantial revenues from our current business plan, our company is simultaneously seeking compatible or alternate business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with one party as discussed below under the heading "Agreement with Société d'Energie Solaire, S.A." but we can offer no assurance that we will enter into any definitive agreement with this company. We anticipate that any new acquisition or business opportunity by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue such an acquisition or opportunity. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

The search for new business opportunities, and any due diligence required in connection with such business opportunities, will be undertaken by our President, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, our President may utilize the services of outside consultants or advisors. Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Agreement with Société d’Energie Solaire, S.A.

On May 15, 2006, our company entered into a non-binding term sheet with Société d'Energie Solaire, whereby we agreed to undertake commercially reasonable best efforts to enter into a binding share exchange agreement in which our company would acquire all of the shares of Société d'Energie Solaire in consideration of the issuance of common shares which would represent approximately 70% of our issued and outstanding shares at the

D/JLM/876647.3

consummation of the acquisition. The entry into the share exchange agreement is conditional upon our company being satisfied with our due diligence investigation of Société d'Energie Solaire and its business operations. We have commenced formal due diligence on Société d'Energie Solaire and its business and it has agreed not to deal with any third party with respect to the sale of its business so long as our company proceeds with the acquisition.

Société d'Energie Solaire is a Swiss company that produces solar photovoltaic modules from silicon cells purchased from third parties. The proprietary products of Société d'Energie Solaire uniquely integrates architecture, commercially available high-performance modules, and solar tiles. The company services global market integrators and resellers as well as its own clientele and is positioned as one of the few manufacturers in Europe that produces customized solar photovoltaic modules that are larger than 3-square meters. Solar photovoltaic technology turns solar energy directly into useable energy without releasing carbon dioxide.

Our company and Société d'Energie Solaire entered into letter agreements dated June 15, 2006 and July 15, 2006 which extended several key dates set out in the term sheet dated May 15, 2006. As set out in the July 15th letter agreement, we agreed that both parties would use their commercially reasonable best efforts to sign a share exchange agreement on or prior to August 15, 2006 and close the share exchange agreement on or prior to August 31, 2006.

As of the date of this quarterly report, our company continues to perform due diligence on Société d'Energie Solaire in anticipation of entering into a formal binding agreement. We can offer no assurance, however, that our company will enter into a formal agreement.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve month period.

Personnel

As of July 14, 2006, our President and Chief Executive Officer, John Veltheer, and our Chief Financial Officer, Secretary and Treasurer, J. David Brow, continue to consult for our company and we do not have any employees. Both persons handle all of the responsibilities in the area of corporate administration, business development and research. We do not currently intend to hire any other employees or consultants during the next twelve month period.

Research and Development

As we are currently in the process of developing our business and identifying suitable business opportunities, we do not plan to spend any time or money on research and development of additional products and services during the next twelve month period. In addition, we do not anticipate that we will implement any formal research and development effort. We anticipate that we will constantly research our competitors' products and services and that this effort will result in improvement of our own website and business. We anticipate that Dr. Veltheer, our President and Chief Executive Officer, will perform these services for us in the normal course of performing his consulting duties, and we have not budgeted any additional funds for this purpose.

Liquidity and Capital Resources

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows in the next twelve month period.

Our company incurred a net loss of $58,723 for the six months ended June 30, 2006 as compared to a net loss of $18,987 for the six months ended June 30, 2005. As of June 30, 2006, we had working capital of $58,547 as compared to a capital deficiency of $72,394 as at December 31, 2005. We anticipate that our estimated working capital requirements and projected operating expenses for the next twelve month period will exceed our working

D/JLM/876647.3

capital and revenues generated from operations. We intend to fulfil any additional cash requirement through the sale of our equity securities.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Given that we are a development stage company and have not generated significant revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including market acceptance of our products and services, competition from well-funded competitors, and our ability to manage our expected growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional funds during the next twelve month period to execute our business plan.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful development of our technologies into a marketable web-based service and successful and sufficient market acceptance of our service once developed and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Capital Expenditures

As of July 14, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the next twelve month period.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Revenue Recognition

We receive and recognize revenue as users post items for sale and also when items are purchased on the website. Users will be obligated to pay a listing fee for their items to be placed in the auction directory. This fee is

D/JLM/876647.3

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

Stock-based Compensation

Although we do not have a stock option plan, we issue shares of common stock to non-employees for services. We account for shares of common stock issued for services to non-employees in accordance with SFAS No. 123R "Share Based Payments".

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on our company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on our company's results of operations or financial position.

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

D/JLM/876647.3

important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any of our estimates, projections or other forward-looking statements. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors:

Our company is a development stage company and we have only generated nominal revenues since our incorporation which raises substantial doubt about our ability to continue as a going concern.

Our company is a development stage company. We have only generated nominal revenues since we were incorporated on February 3, 1999. We incurred a loss of $58,723 for the six months ended June 30, 2006 and we have an accumulated deficit of $378,714 from the date of our incorporation on February 3, 1999 through the period ending June 30, 2006. We anticipate that we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund our marketing efforts and our monthly overhead. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through any other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditors' report on our financial statements for the year ended December 31, 2005 and is included in the notes to the financial statements included with our annual report on Form 10-KSB filed with the Securities and Exchange Commission on February 21, 2006.

There is a limited public market for shares of our common stock, which will make it difficult for you to sell your shares, and if you cannot sell your shares, you may lose all of your investment.

There is a limited public market for our common stock and we can give no assurance that a public market will develop or be sustained. Although our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s OTC Bulletin Board on November 23, 2004, it has not developed a broad public market. If such a market fails to develop, our shareholders may not be able to resell their shares of our common stock and they may lose all of their investment.

Even if a significant market for our common shares develops, the market price for our common shares may be significantly affected by the current developmental stage of our business and our lack of operating revenues. Further, equity markets in general and the OTC Bulletin Board in particular can experience extreme volatility that can affect the market price of equity securities in ways that are often unrelated or disproportionate to the operating performance of the issuer companies. You should not invest in our company unless you are prepared to hold onto your securities for a significant period of time.

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

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over management decisions or other matters requiring shareholder approval.

Our officers and directors and their affiliates, in the aggregate, beneficially own 44.7% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control our company, investors will not be able to replace our management if they disagree with the way our business is being operated. Because control by these

D/JLM/876647.3

insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

We rely on third parties to ensure that our website and our software are operating properly. If our website or our software fail to operate properly and these third parties fail to perform as expected, our website will not operate as intended and our business will be adversely affected.

We rely on contractors to correct errors in our software and make changes to our auction website in a timely manner. These contractors may be unable or unwilling to correct problems with our software or website in a timely manner. If we experience technical problems with our software or our website, or if we lose our connection to the internet, and these problems are not corrected immediately, our service could be adversely affected. We have already experienced periodic system interruptions and we believe that these will continue to occur from time to time. These outages have stemmed from a variety of causes, including third-party hardware and software problems and human error. If our users become frustrated with our level of service, they may switch to a competitor's service. If any of these events occur, our business may be adversely affected.

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

The online auction industry requires our company to recognize trends and adequately provide services to meet such trends. To compete effectively, our services have to be competitive in terms of quality, price, service, style and, with respect to branded product lines, consumer recognition. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands in a timely manner in order to generate brand awareness. If we do not generate sufficient brand awareness, or if we cannot anticipate, gauge and respond to consumer demands, we will not be able to compete in this industry and our ability to earn revenues will be harmed.

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

We currently hold the internet domain names "www.electricnetwork.com", "www.sessolar.com", "solarenergysources.com", and "sessolarenergy.com". The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and Canada, as well as in other foreign countries, is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries where we intend to do business. This could impair our efforts to build brand recognition and increase traffic to our website. In addition, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain name.

D/JLM/876647.3

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

The applicability of existing laws governing taxation of products and services sold over the internet, the protection of intellectual property, user privacy, pricing, content, distribution, antitrust and the quality of products and services is rapidly evolving. The application of these laws to the internet and the adoption of new laws or regulations pertaining to these matters could reduce the rate of growth of the internet. If these regulations make the operation of a website such as ours more expensive than we anticipate, or more unwieldy than potential bidders and sellers are willing to tolerate, then these regulations could potentially decrease the usage of our website and could otherwise harm our business.

We may be required to expend resources defending our reputation or assets from liability for claims arising from users listing for sale items that it is unlawful to list.

Laws relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, tobacco products, alcohol and other goods that may be subject to regulation by local, state or federal authorities, may be listed and traded on our website. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our website and we may be subject to civil or criminal liability for unlawful activities carried out by users through our service. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business.

Fraudulent activities by persons using our website could harm our reputation and our business.

Our success will depend largely upon sellers reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We will not take responsibility for delivery of payment or goods to any buyer or seller but we anticipate that we may receive communications from users who did not receive the purchase price or the goods that were to be exchanged. While we anticipate that we will be able suspend the accounts of users who fail to fulfil their obligations to other users, we will not have the ability to otherwise require users to make payments or deliver goods. We may also periodically receive complaints from buyers as to the quality of the goods purchased. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of our website could damage our reputation and diminish the value of our brand. We may in the future receive additional requests from users requesting reimbursement or threatening legal action against us if no reimbursement is made. Any resulting litigation could be costly for our company, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our reputation and our business.

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

D/JLM/876647.3

unable to establish efficiencies in our operating costs, including our cost of acquiring and retaining customers, our business could be adversely impacted.

Because we can issue additional shares of common stock, and there is a substantial likelihood that we will do so in order to continue our operations, our current shareholders may suffer immediate dilution of their interest in our company.

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

Our President, Chief Executive Officer and director is a resident of Canada, and all or a substantial portion of our assets and those of our President, Chief Executive Officer and director are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company, our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

We have only generated limited revenues from our business operations and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to change our business operations or discontinue our current business.

Since our incorporation, we have generated insignificant revenues from operations. Because we cannot anticipate when we will be able to generate significant revenue from our current business, we will need to raise additional funds to continue to develop our website and business or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our current business, which might result in the loss of some or all of your investment in our common stock. Since we have been unable to generate significant revenues, we have decided to reassess our business plan and simultaneously seek suitable business opportunities.

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

D/JLM/876647.3

Trading of our common stock may be restricted by the United States Securities and Exchange Commission's penny stock regulations, which may limit the development of a liquid public market for our common stock and may limit a shareholder's ability to buy and sell our common stock.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

NASD sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Financial Officer. Based upon that evaluation, our company's President and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could affect internal controls subsequent to the date we carried out our evaluation.

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

D/JLM/876647.3

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 30, 2006, we issued 5,050,000 common shares to three investors at an issue price of $0.20 per share for total proceeds of $1,010,000 in accordance with the terms of three private placement agreements dated May 30, 2006. We issued the common shares in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 by issuing the common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002).
3.3	Certificate of Ownership (incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006).
(10)	Material Contracts
10.1	Management Services Agreement between The Electric Network.com, Inc. and J. David Brow dated February 1, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).

D/JLM/876647.3

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

10.4	Management Services Agreement dated February 1, 2003 between The Electric Network.com Inc. and J. David Brow (incorporated by reference from our Annual Report on Form 10-KSB filed on April 9, 2004).
10.5	Services Agreement dated May 1, 2004 between The Electric Network.com, Inc. and Binary Environments Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 17, 2004).
10.6	Promissory Note dated November 2, 2005 between The Electric Network.com Inc. and Dr. John Veltheer (incorporated by reference from our Current Report on Form 8-K filed on November 28, 2005).
10.7	Promissory Note dated January 19, 2006 between The Electric Network.com Inc. and IFG Trust Services Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on February 21, 2006).
10.8	Term Sheet with SES Société d'Energie Solaire S.A., dated May 15, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 16, 2006)
10.9	Letter Agreement dated June 15, 2006, among our company, SES Société d'Energie Solaire S.A. and Daniel Erné (incorporated by reference from our Current Report on Form 8-K filed on June 19, 2006).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2005).
(31)	Section 302 Certifications
31.1*	Section 302 Certification.
31.2*	Section 302 Certification.
(32)	Section 906 Certifications
32.1*	Section 906 Certification.
32.2*	Section 906 Certification.
*	Filed herewith

D/JLM/876647.3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ENERGY SOURCES, INC.

By:

/s/ John E. Veltheer

John E. Veltheer

President, Chief Executive Office and Director

(Principal Executive Officer)

Date: August 8, 2006

/s/ J. David Brow

J. David Brow

Chief Financial Officer, Treasurer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: August 8, 2006

D/JLM/876647.3