Form 10QSB
period 2006-09-30
SES SOLAR INC.
filed 2006-11-20
CIK 1078858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-49891

SES SOLAR INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0860242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 Route de Saint-Julien, Plan-les-Ouates, Geneva Switzerland
(Address of principal executive offices)

+41 22 884 14 84
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 68,981,167 common shares issued and outstanding as at November 6, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

CW903480.6

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2006 include all adjustments consisting only of normal recurring entries in order to ensure that the interim financial statements present fairly the financial position and results of operations.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

CW903480.6

INDEX TO THE FINANCIAL STATEMENTS

(unaudited)

CW903480.6

SES SOLAR INC.

BALANCE SHEET

(unaudited)

		September 30th December 31st
		2006 2005
ASSETS (in $)
Current Assets:
Cash and cash equivalents	$3,479,944	$ 35,017
Inventory	231,562	219,580
Receivables	116,933	187,520
Other current assets	151,316	11,973

Total current assets	3,979,755	454,090

Property and Equipment, at cost,	442,787	442,787
Less accumulated depreciation and amortization	(325,061)	(299,783)

Building development	181,796	76,570

Total fixed assets	299,522	219,574

Total Assets	$4,279,277	$ 673,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loan	$59,705	$ 50,482
Accounts payable	549,994	390,036

Total current liabilities	609,699	$ 440,518

Long-Term Liabilities:
Loan payable	1,175,723	735,539
Total long-term liabilities	1,175,723	735,539

Stockholders’ Equity:
Common stock, $0.001 par value; 68,981,167 and 48,286,817 shares issued and outstanding	68,981	48,287
Additional paid in Capital	3,819,677	299,076
Accumulated other comprehensive income (loss) translation adjustment	44,852	82,740
Accumulated deficit	(1,439,655)	(932,496)

Total stockholders’ equity	(2,493,855)	(502,393)
Total Liabilities and Stockholders’ Equity	$4,279,277	$ 673,664

See accompanying notes to these financial statements.

CW903480.6

SES SOLAR INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30 (unaudited)
	2006	2005	2006	2005
Revenue:
Revenue	$148,805	789,949	$158,860	950,904
Cost of goods sold	122,374	726,302	129,298	892,739

Costs and Expenses:
Personnel	54,678	68,869	116,057	92,688
Rent	28,991	52,338	85,071	86,237
Other G+A	125,254	154,272	232,629	179,573
Depreciation and amortization	8,310	27,275	32,863	39,286
Total costs and expenses	217,233	302,754	466,620	397,784
Other Income (Expense):
Interest expense	(15,735)	(9,102)	(41,566)	(34,342)
Other expenses	12,545	(1,655)	(27,495)	(8,163)

Total other income (expense)	(3,190)	(10,757)	(69,061)	(42,505)
Loss before taxes	(193,992)	(249,864)	(506,113)	(382,124)
Income taxes	(359)	(708)	(1,046)	(3,071)
Net Loss	$(194,351)	(250,572)	$(507,159)	(385,195)
Other Comprehensive Income:
Translation adjustment	(10,463)	(4,587)	44,852	74,847
Comprehensive loss	204,814	255,159	462,307	310,348
Net Loss Per Share	$(0.002)	(0.005)	$(0.007)	(0.008)

See accompanying notes to these financial statements.

CW903480.6

SES SOLAR INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Month Period Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(507,159)	$(385,195)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	32,863	39,286
Changes in operating assets and liabilities:

Receivables	70,587	(156,349)
Other current assets	(151,326)	(64,619)

Accounts payable and accrued exp.	136,258	171,088

Net cash provided in operating activities	(418,777)	(395,789)
Cash Flows from Investing Activities:
Development of building	(105,226)	(38,917)
Acquisition	3,557,849	(0)

Net cash used in investing activities	3,542,623	(38,917)
Cash Flows from Financing Activities:
Proceeds of loans	440,186	(102,483)
Bank loan	9,223	(0)

Net cash provided by financing activities	449,409	(102,483)

Increase (decrease) in cash and cash equivalents	3,444,927	(488,852)
Currency adjustment on Equity	(38,328)	48,337
Cash and cash equivalents, beginning of year	35,017	564,713

Cash and cash equivalents, end of year	$3,479,944	$75,861

Supplemental Cash Flow Information:
Cash paid for interest	$41,566	$34,341

See accompanying notes to these financial statements.

CW903480.6

SES SOLAR INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1.	Organization and Nature of Operations

Organization – SES SOLAR INC., (the “Company” or "SES") is the result of a reverse acquisition accomplished on September 27, 2006 between SES, a Delaware company which had no operations and net assets of $3,534,148, and Société d'Energie Solaire (“Société”), a Swiss-based company. The merger resulted in a change of control of SES, with the former stockholders of Société owning approximately 70% of SES and Société became SES's wholly-owned subsidiary. The transaction was accounted for as a recapitalization of Société with the net assets of SES as of September 27, 2006 reflected at carrying value. Financial information presented for periods prior to the transaction are that of Société.

SES was formed in 2001 for the purpose of researching, developing, manufacturing and selling innovative products to the renewable energy / photovoltaic industry. From its inception, the Company has focused primarily on manufacturing and installing photovoltaic and thin-film solar cells panels. The principal source of revenue for the Company has been the sale of photovoltaic panels, manufactured in house or purchased from subcontractors, to electrical companies, local governmental agencies and private house owners.

Note 2.	Future Operations

The Company has experienced losses from operations and anticipates incurring again losses in the near future. The Company has however developed and patented a new assembly technology, which will allow higher quality electrical contacts, better performance and highly reduced costs thanks to increased automation processes.

The Company’s current business plans include the development of a new assembly line based on the patented methodology, the building of a manufacturing facility in the suburbs of Geneva, Switzerland to prove to client a technical edge and cost reduction achievements. These activities require the Company to design and manufacture prototype panels, promote them through marketing activities and prove their superiority against existing competitors’ panels. The Company does not believe that it can achieve profitability until development, implementation and commercialization of the new assembling process are achieved.

Without additional financing, the Company would need to delay certain of these activities and defer certain capital expenditures. The Company’s financing plan includes: (1) completing a secondary public offering; and (2) obtaining debt financing.

Note 3.	Going Concern

The Company presently has limited operations, no substantial continuing source of revenues, only nominal assets and working capital. Present operations require substantial capital and until revenues are sufficient to fund ongoing operations, it will be highly dependent on further external sources of financing to allow the opportunity to have profitable operations. The Company has no internal sources of liquidity and does not expect to generate any positive cash flows in the immediate future until the plant is built and will operate.

CW903480.6

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. Thanks to the recent equity financing, the Company is able to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to build the plant, to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing based on the increase or issuance of common stock and/or commercial borrowing. There can be no assurance that capital will be available or on terms acceptable to the Company. The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

CW903480.6

SES SOLAR INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 4.	Summary of Significant Accounting Policies

Foreign Currency Translation - The Company's functional currency is the Swiss Franc. The financial statements of the Company are translated to United States dollar equivalents under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss).

Cash Equivalents—The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The functional currency of SES is Swiss Francs.

Receivables and Credit Policies— The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its current customer base. Receivables consist of revenues billed to customers upon achievement of contractual obligations. At September 30, 2006 the Company had outstanding receivables of $116,933. The Company recorded no allowance for doubtful accounts as of September 30, 2006 and December 31, 2005.

Product Inventory

All of the inventory is finished goods. Product inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is accounted for at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed using straight-line method over estimated useful lives of 3 to 10 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Revenue Recognition—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collection is reasonably assured.

The Company recognizes revenue on contract sales using the completed contract method when the contract is completed, collection is reasonably assured and the completion of the work has been approved by the client.

Income Taxes—The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that can be realized more likely than not. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

CW903480.6

Use of Estimates—The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.

CW903480.6

SES SOLAR INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Loss Per Share—Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic Earnings Per Share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Fair Value of Financial Instruments—The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, inventory, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments.

Reclassifications—Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Impact of Recently Issued Accounting Pronouncements –

SFAS No. 123(R), “Share-Based Payment.” In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard is effective for the Company since the reverse merger. The Company does not provide share-based compensation to its employees or executives. There is, therefore, no impact in the financial statements resulting from the adoption of SFAS 123(R).

CW903480.6

SES SOLAR INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

SFAS No. 151, “Inventory Costs.” In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets.” In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which changes the guidance in APB Opinion 29, “Accounting for Nonmonetary Transactions”. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections.” In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and corrections of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s financial statements.

Note 5.  Sales Contracts

SES enters into contracts for installation of solar cells panels with public or private building owners. The time frame between the contract’s signature and the connection to the electrical network, being the due date for the contract’s completion, can vary. The Company recognizes revenues using the completed-contract method.

The Company believes that, thanks to a new technological improvement SES has developed in assembling panels, production costs will be significantly reduced once the new assembly line has been installed, thus giving the Company a technological edge over competitors.

CW903480.6

SES SOLAR INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 6.	Property, Equipment, & Building Development

Property, equipment, & building development is summarized as follows:

	Sept. 2006	Dec. 2005
	(unaudited)
Machinery and equipment	357,243	357,243
Office furniture and equipment	32,143	32,143
Building development	181,796	76,570

	571,182	465,956
Less accumulated depreciation and amortization	(225,802)	(192,939)
Translation adjustment	(45,858)	(53,443)

Property, equipment, & building development, net	$299,522	$ 219,574

Depreciation and amortization expense of property and equipment for the period ended September 30, 2006 was $32,863 and for the period ended September 30, 2005, $39,286.

Note 7.  Borrowings Under Revolving Credit Facility (Bank loan)

The Company has a revolving credit line of CHF 100,000 ($81,000) with Union Bank of Switzerland used mainly to cover short-term cash needs.  The credit line can be cancelled within 6 months. As of September 30, 2006, the Company has only used $59,705 of its credit line.

Note 8.  Reverse Takeover

The Company entered into a share exchange agreement dated August 31, 2006 with Société d'Energie Solaire and the shareholders of Société. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares of Société in exchange for the issuance by our company of 48,286,817 common shares. See also Note 1.

Note 9.	Long-Term Debt Service Cantonal de l’énergie

The Company has received a loan from the State department of energy of CHF 1,000,000 ($760,000) as at November 3, 2003. The loan is to be reimbursed as at March 31, 2008. The loan carries an interest rate of 4% per year. The Company has received an increase in the loan of CHF 500,000 ($415,725) in the second quarter of 2006 under the same conditions as the original loan. Shares of Société were pledged, or shares of SES issuable to former shareholders of Societe are pledged as a guarantee for the loan. At the moment, the Company does not have any plans to reimburse the loan before its due date. The total long-term debt outstanding as of September 30, 2006 amounted to $1,175,725.

Note 10.	Commitments and Contingencies

CW903480.6

Operating Leases

Rent expense for all operating leases for the periods ending September 30, 2006 and 2005 was $85,071 and $86,237, respectively. The Company has no non-cancellable operating leases.

CW903480.6

SES SOLAR INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Employment Agreements—The Company has entered into employment agreements with one executive officer of the Company. The terms of the agreement are in line with Swiss Commercial Law. The contract can be cancelled within 6 months with no penalty or compensation to be paid by the Company.

Litigation—The Company is from time to time subject to routine litigation incidental to its business. As of the date of the financial statements, no such litigation is pending.

Capital Commitments—At September 30, 2006, the Company had no outstanding purchase orders for equipment.

Note 11.	Business Segments

The Company evaluates revenue, gross profit and inventory as one business segment since operations are limited to the installation of photovoltaic panels in Switzerland, which can be considered as its only business segment. The Company has no geographical segments since it is operating in Switzerland only.

Note 12.	Stockholders’ Equity

Common Stock—The Company is authorized to issue 100,000,000 common shares with par value $0.001. The Company has 68,981,167 common shares issued and outstanding.

Note 13.	Employee Benefit Plans

The Company registers its employees under a collective pension plan scheme within an Insurance company. The plan is comprised of defined contributions. Payments to the plan are paid in equal parts by the employee and the employer. Contributions are based on the age of the employee and vary between 8% and 16%.

Note 14.	Income Taxes

At December 31, 2005, the Company had net operating loss and federal and state tax credit carryforwards of approximately $843,086. As at September 30, 2006, the loss carryforwards increased to $1,344,917. The net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in the years 2010 through 2013. Under the Swiss tax code, accumulated deficits can be offset against future profits only if the Company does not change majority ownership.

Due to the present uncertainties concerning the Company’s future profitability, no tax asset has been recognized in the accounts.

CW903480.6

SES SOLAR INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 15.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities and the note payable to a bank, which bears interest at variable rates, approximate their fair value as of September 30, 2006.

Note 16.	Supplemental Cash Flow Information

For the period ended September 30, 2006 and September 30, 2005, the amount paid for interest was $41,566 and $34,342, respectively. For the periods ended September 30, 2006 and September 30, 2005, the amount of taxes paid was $1,046 and $3,071, respectively.

Note 17.	Subsequent Events

There are no particular events that have taken place after September 30, 2006. At the moment, the Company has no material contracts signed and is seeking financing to build its new plant in Geneva.

CW903480.6

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

As used in this quarterly report, the terms "we", "us", "our", and "SES" mean SES Solar Inc., unless otherwise indicated.

Corporate History

We were incorporated in Nevada on February 3, 1999. Effective March 31, 2004, we changed our state of domicile from the State of Nevada to the State of Delaware.  Our change of domicile was effected through the merger of our company, a Nevada corporation, with and into The Electric Network.com, Inc., a Delaware corporation, that was formed specifically to effect the change of domicile, and which, prior to the merger, was a wholly-owned subsidiary of our company.

Effective June 19, 2006, we changed our name from "The Electric Network.com, Inc." to "Solar Energy Sources Inc." as a result of a merger with Solar Energy Sources Inc., a wholly-owned subsidiary that was incorporated solely to effect the name change.  We changed our name again on August 10, 2006, from “Solar Energy Sources Inc.” to “SES Solar Inc.” as a result of a merger with SES Solar Inc., a wholly-owned subsidiary that was incorporated solely to effect the name change.  We effected the name change in contemplation of entering into a share exchange agreement with Société d'Energie Solaire S.A. and the shareholders thereof.

Following our incorporation, we commenced the business of operating an internet-based auction website over which users advertised and bought and sold goods and services for a fee.  We were not successful in implementing our business plan as an internet based auction website.  As management of our company investigated opportunities and challenges in the business of being an internet based auction website company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders.  Accordingly, we abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

We entered into a share exchange agreement dated August 31, 2006 with Société d'Energie Solaire and the shareholders of Société d'Energie Solaire.  The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares of Société d'Energie Solaire in exchange for the issuance by our company of 48,286,817 common shares.  The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding shares of Société d'Energie Solaire occurred on September 27, 2006.  The acquisition of Société d'Energie Solaire was deemed to be a reverse acquisition for accounting purposes. Société d'Energie Solaire, the acquired entity, is regarded as the predecessor entity as of September 27, 2006.

CW903480.6

As of September 27, 2006, the closing date of the share exchange agreement, our company commenced the business of engineering, manufacturing and distributing high-performance photovoltaic solar tiles and modules for generating electricity and producing turnkey sales of building-integrated systems and photovoltaic solar power plants.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2006

Our company’s net loss for the three months ended September 30, 2006 was $194,351, compared to a net loss of $250,572 for the three months ended September 30, 2005. The loss was mainly attributable to our research and development efforts, patent application, financing costs and work related to the new facility and new machinery.

Revenues and Cost of Revenues

Total revenue for the three months ended September 30, 2006 was $148,805, compared to total revenue of $789,949 for the three months ended September 30, 2005, representing a decrease of 81%.  The decrease in net revenues was primarily attributable to a stoppage in production of our current facility in order to enhance the technology for producing modules and tiles with back side contact cells.

Cost of revenues for the three months ended September 30, 2006 was $122,374, compared to cost of revenues of $726,302 for the three months ended September 30, 2005.  Cost of revenues for the three months ended September 30, 2006 was 82% of total revenues compared with 92% of total revenues for the three months ended September 30, 2005. The increase of the cost of revenue is due to the fact that management was able to negotiate both contract terms for the project in 2006, whereas in 2005, contract negotiations were more difficult and margin was lower.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 was $217,233, compared to operating expenses of $302,754 for three months ended September 30, 2005, representing a decrease of 28%.  Personnel, rent, general and administrative and depreciation and amortization expenses constitute the major components of our company’s operating expenses. In the prior year, costs related to the project for a new manufacturing plant occurred mainly in the first six months. No such cost was recorded in 2006. The main efforts to realize the project were taken in the first six months in 2005.

Personnel and rent expenses for the three months ended September 30, 2006 were $83,669, compared to personnel and rent expenses of $121,207 for the three months ended September 30, 2005.  Our personnel and rent expenses were higher for the three months ended September 30, 2005 because a new employee was hired for a four month period from May 2006 through August 2006.

General and administrative expenses for the three months ended September 30, 2006 were $125,254, compared to general and administrative expenses of $154,272 for the three months ended September 30, 2005, representing a decrease of approximately 19%.  The decrease was mainly due to a decrease in administrative activities because of a reduced number of customers.

Interest expense for the three months ended September 30, 2006 was $15,735, compared to interest expense of $9,102 for the three months ended September 30, 2005, representing an increase of approximately 73%. The increase in interest expense was attributable to the increase of the loan by CHF500,000 in 2006.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2006

Our company’s net loss for the nine months ended September 30, 2006 was $507,159, as compared to a net loss of $385,195 for the nine months ended September 30, 2005. The loss was mainly attributable to our research and development efforts, patent application, financing costs and work related to the new facility and new machinery.

Revenues and Cost of Revenues

Total revenue for the nine months ended September 30, 2006 was $158,860, compared to total revenue of $950,904 for the nine months ended September 30, 2005, representing a decrease of 83%. The decrease in net revenue was primarily attributable to a stoppage in production of our current facility in order to develop new technology for producing modules and tiles with back side contact cells.

CW903480.6

Cost of revenues for the nine months ended September 30, 2006 was $129,298, compared to cost of revenues of $892,739 for the nine months ended September 30, 2005.  Cost of revenues for the nine months ended September 30, 2006 was 81% of total revenues compared with 94% of total revenues for the nine months ended September 30, 2005. The increase of the cost of revenue is due to the fact that management was able to negotiate both contract terms for the project in 2006, whereas 2005, contract negotiations were more difficult and margin was lower.

Operating Expenses

Operating expenses for the nine months ended September 30, 2006 was $466,620, compared to operating expenses of $397,784 for the nine months ended September 30, 2005, representing an increase of 17%.  Personnel, rent, general and administrative and depreciation and amortization expenses constitute the major components of our company’s operating expenses. The increase compared to the prior year relates to the additional consulting fees incurred for the financing and reverse merger.

Personnel and rent expenses for the nine months ended September 30, 2006 were $201,128, compared to personnel and rent expenses of $178,925 for the nine months ended September 30, 2005.  Our personnel and rent expenses were higher for the nine months ended September 30, 2005 because a new employee was hired for a four month period.

General and administrative expenses for the nine months ended September 30, 2006 were $232,629, compared to general and administrative expenses of $179,573 for the nine months ended September 30, 2005, representing an increase of approximately 30%.

Interest expense for the nine months ended September 30, 2006 was $41,566, compared to interest expense of $34,342 for the nine months ended September 30, 2005, representing an increase of approximately 21%.  The increase in interest expense was attributable to the increase of the loan by CHF500,000 in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our company’s principal cash requirements are for operating expenses, including staff costs, funding costs of inventory and accounts receivable.

As of September 30, 2006, our company had working capital of $3,370,056, compared with working capital of $13,572 as of December 31, 2005. The cash and cash equivalents of our company as of September 30, 2006 was $3,479,944, compared to cash and cash equivalents of $35,017 as of December 31, 2005.

The ability of our company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash and cash equivalents, cash provided by operating activities, and the cash acquired through the reverse takeover may not be sufficient to meet our working capital requirements for the next twelve months.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of equity securities.  The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current shareholders.  There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.  These factors, among others, indicate that the Company may be unable to continue as a going concern.

Operating Activities

Operating activities used cash of $418,777 for the nine months ended September 30, 2006 as compared to $395,789 for the nine months ended September 30, 2005.  The net cash used in operating activities was mainly for salaries, rent and other general and administrative expenses.

Investing Activities

Investing activities provided cash of $3,452,623 for the nine months ended September 30, 2006 as compared to using cash of $38,917 for the nine months ended September 30, 2005.  The net cash provided from investing

CW903480.6

activities was mainly a result of the reverse merger. In addition, cash was used for costs related to the development of a new manufacturing plant.

Financing Activities

Financing activities provided cash of $449,409 for the nine months ended September 30, 2006 as compared to using cash of $102,483 for the nine months ended September 30, 2005. The net cash provided from financing activities relates to the increase of the long term loan.

Capital Expenditures

Our company incurred minimal capital expenditures during the nine months ended September 30, 2006.  As of September 30, 2006, our company did not have any material commitments for capital expenditures however management anticipates that our company will spend additional material amounts on capital expenditures in the near future for the purchase of new machinery and the completion of the new facility.

Trends and Uncertainties

Periodic changes occur in our company’s industry and business that make it reasonably likely that aspects of our future operating results will be materially different from our historical operating results.  Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance.  Our company attempts to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of our company.  Investors should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature.  Moreover, the matters described below are not the only issues that may result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect our company.  As a result, investors are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.

The trends, events, and uncertainties set out in the remainder of this section have been identified by our company as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

We expect that the world photovoltaic market will increase approximately 20 to 30% per year.  However, there is uncertainty as to where and how the increase will occur.

Regulations in Germany may change unfavorably with regard to photovoltaic electricity.  Any unfavorable regulation would have a major impact on the photovoltaic market.  However, other countries may establish incentives to increase solar photovoltaic energy production.  The market is heavily dependent on public policies and, as a result, such policies present the greatest uncertainties for our products.  In addition, breakthrough technologies might emerge in thin films or nanoscience, which reduce the cost of photovoltaic cells.  Shortages in the supply of polysilicon for 2006 – 2007 may also affect the increasing trend.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  Our company does not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

Operating leases include commitments for office space of approximately CHF 138,888 due within one year.  Our company’s principal business office is located at 129 Route de Saint-Julien, Plan-les-Ouates, Geneva, Switzerland.  The 154 square meter office space serves as the base of our corporate, managerial, accounting, financial, administrative, sales and marketing functions.  The monthly fixed rent is CHF 4,342.  Our company also leases an 1,654 square meter industrial facility at Härkingen.  The monthly fixed rent is CHF 7,232.

Critical Accounting Policies

CW903480.6

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

Foreign Currency Translation

Our functional currency is the Swiss Franc. Our financial statements are translated to United States dollar equivalents under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss).

Receivables and Credit Policies

We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value.  We estimate the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends.  Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and our stability as it relates to our current customer base.  Receivables consist of revenues billed to customers upon achievement of contractual obligations.  At September 30, 2006, we had outstanding receivables of $116,933. We recorded no allowance for doubtful accounts during the year ended December 31, 2005 and the nine months ended September 30, 2006.

Product Inventory

All of our inventory is finished goods. Product inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale.  Inventory is accounted for at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight-line method over estimated useful lives of 3 to 10 years.  Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred.  When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB  104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.  We recognize revenue on contract sales using the completed contract method when the contract is completed, collection is reasonably assured and the completion of the work has been approved by the client.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R), "Share-Based Payment."  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS 95, "Statement of Cash Flows". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative.  The new standard is effective for our company since the reverse acquisition. We do not provide share based compensation to our employees or executives.  There is therefore no impact in the financial statements resulting from the adoption of SFAS 123(R).

CW903480.6

SFAS No. 151, "Inventory Costs."  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", which revised ARB 43, relating to inventory costs.  This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43.  In addition, SFAS 151 requires the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our financial statements.

SFAS No. 153, "Exchanges of Nonmonetary Assets."  In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", which changes the guidance in APB Opinion 29, "Accounting for Nonmonetary Transactions".  SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective during fiscal years beginning after June 15, 2005.  The adoption of SFAS 153 did not have a material impact on our financial statements.

SFAS No. 154, "Accounting Changes and Error Corrections."  In May 2005, the FASB, issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3".  SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle.  SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and corrections of errors in previously issued financial statements should be termed a restatement.  SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 did not have a material impact on our financial statements.

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

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to continue our operations and develop our technologies will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business.  Specifically, we will need to raise additional funds to:

CW903480.6

- support our planned growth and carry out our business plan;

- continue the research and development of our technologies;

- protect our intellectual property;

- hire top quality personnel for all areas of our business;

- address competing technological and market developments;

- establish additional collaborative relationships; and

- market and develop our technologies.

We may not be able to obtain additional equity or debt financing on acceptable terms as required.  Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements.  If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively.  More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a history of losses and nominal operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception, we have accumulated a deficit from operations.  We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future.  In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative.  We are engaged in the business of engineering and producing high-performance photovoltaic solar tiles and modules for generating electricity, and producing turnkey sales of building-integrated systems and photovoltaic solar power plants.  We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term.  Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core technology, which itself is subject to numerous risk factors, including those set forth herein.

We expect to continue to incur development costs and operating costs.  Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization of our technology.  Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern, as described in the notes to our interim consolidated financial statements, which are included in this quarterly report.

We depend upon a limited number of third party suppliers for raw materials, and any disruption from such suppliers could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and a decline in sales.

We manufacture our products using materials and components procured from a limited number of third-party suppliers.  We currently purchase the specific photovoltaic cells we need for our proprietary technology from a small number of suppliers.  If we fail to maintain our relationships with these suppliers, or to secure additional supply sources from other cell suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay.  Any of these factors could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations which would adversely affect our business operations.  To the extent the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative

CW903480.6

suppliers.  Our failure to obtain raw materials and components that meet our quality, quantity, technological and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing cost. Most of our key raw materials are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations.  We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. Raw materials from new suppliers may also be less suited for our technology and yield solar modules with lower conversion efficiencies than solar modules manufactured with the raw materials from our current suppliers.

Technological changes in the solar power industry could render our products uncompetitive or obsolete, which could prevent us from achieving market share and sales.

Our failure to refine our technology and to develop and introduce new products could cause our products to become uncompetitive or obsolete, which could prevent us from maintaining or increasing market share and sales.  The solar power industry is rapidly evolving and highly competitive.  We intend to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to compete in the future and we may be unable to secure such financing.  We believe that a variety of competing solar power technologies may be under development by other companies that could result in lower manufacturing costs or higher product performance than those expected from our products.  Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

Furthermore, research and development activities are inherently uncertain, and we could encounter practical difficulties in commercializing our research results.  Our significant expenditures on research and development may not produce corresponding benefits. Other companies are developing a variety of competing photovoltaic technologies, including new thin film techniques, quantum dots, dye sensitive, copper indium gallium diselenide, cadmium based solutions, organic processes and thin film amorphous silicon, that could produce solar modules that prove more cost-effective or have better performance than our current solar modules.  As a result, our solar modules may be rendered obsolete by the technological advances of others, which could reduce our net sales and market share.

In an attempt to decrease photovoltaic costs, polysilicon cell makers are searching for thinner cells.  Our processes may not be compatible with fragile thin cells that are about to reach market and may require additional research and development efforts and, possibly, changes in our production lines.

There is a shortage of semi-conductor grade silicon, and the photovoltaic cells made from this material, upon which our products depend, may limit our revenue growth.

Silicon is an essential raw material in the production of our photovoltaic cells.  There is currently an industry-wide shortage of silicon ingots, which has resulted in significant price increases.  Increases in silicon prices may impact our manufacturing costs in the future.  As demand for photovoltaic cells has increased, a number of manufacturers have announced plans to add additional capacity.  As this manufacturing capacity becomes operational, it will increase the demand for silicon and further exacerbate the current shortage.  Polysilicon is also used in the semiconductor industry generally, and any increase in demand from that sector will compound the shortage.  The production of silicon is capital intensive and adding additional capacity requires significant lead time.  We do not believe that the supply imbalance will be remedied in the near term, and we expect that silicon demand will continue to outstrip supply for the foreseeable future.

The reduction or elimination of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for our solar modules, lead to a reduction in our net sales and harm our operating results.

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, and could materially and adversely affect the growth of the solar energy industry and our net sales. We anticipate that our solar modules and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual jurisdictions and design equipment to comply with the varying standards. Any new government regulations or utility policies

CW903480.6

pertaining to our solar modules may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar modules.

Any adverse changes to the regulations and policies of the solar energy industry could deter end-user purchases of photovoltaic products and investment in the research and development of photovoltaic technology. For example, without a mandated regulatory exception for photovoltaic systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our end-users of using photovoltaic systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, electricity generated by photovoltaic systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as flat rate pricing, would require photovoltaic systems to achieve lower prices in order to compete with the price of electricity.

We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government and economic incentives. Currently, the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, South Korea, Japan and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. For example, Germany, a major market for our new products, has been a strong supporter of photovoltaic products and systems, and political changes in Germany could result in significant reductions or the elimination of incentives. Many of these government incentives expire, phase out over time, exhaust the allocated funding or require renewal by the applicable authority.  Furthermore, German subsidies decline at a rate of 5.0% to 6.5% per year (based on the type and size of the photovoltaic system) and discussions are currently underway about modifying the German Renewable Energy Law, or the EEG. If the German government reduces or eliminates the subsidies under the EEG, demand for photovoltaic products could decline in Germany. In addition, the Emerging Renewables Program in California has finite funds that may not last through the current program period. California subsidies declined from $2.80 to $2.50 per Watt in March 2006, and will continue to decline as cumulative installations exceed stated thresholds. Net metering policies in California, which currently only require each utility to provide net metering up to 0.5% of its peak demand, could also limit the amount of solar power installed within California. For example, PG&E, California's largest utility, is projected to reach its 0.5% cap within the next few months and will not be required to provide new end-users with net metering unless California raises the net metering cap.

France, after a long period of hesitation, has since July 26, 2006, entered into a new subsidy scheme for photovoltaic installations.  Integrated installations will get a higher value than non-integrated photovoltaic projects.  But the administrative procedure for any applicant is long and complex, and subject to regulatory rule changes.  This may negatively impact French consumer confidence in photovoltaic installations.

Furthermore, if any of these statutes or regulations is found to be unconstitutional, or is reduced or discontinued for other reasons, sales of our solar modules in these countries could decline significantly, which could have a material adverse effect on our business and results of operations. For example, the predecessor to the German EEG was challenged in Germany on constitutional grounds and in the European Court of Justice as impermissible state aid. Although the German Federal High Court of Justice dismissed these constitutional concerns and the European Court of Justice held that the purchase requirement at minimum feed-in tariffs did not constitute impermissible state aid, new proceedings challenging the Renewable Energies Act or comparable minimum price regulations in other countries in which we currently operate or intend to operate may be initiated.

Further still, electric utility companies could also lobby for a change in the relevant legislation in their markets to protect their revenue streams. The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could cause our net sales to decline and materially and adversely affect our business, financial condition and results of operations.

Problems with product quality or product performance may cause us to incur warranty expenses and prevent us from achieving sales and market share, particularly if we introduce new technologies.

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life.  Our current roofing tile product warranty is for a 20-year period.  Due to the long warranty

CW903480.6

period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues.  Our products have not been installed long enough to allow us to evaluate their performance over a 20-year period.

The solar energy market is at a relatively early stage of development, and the extent to which solar modules will be widely adopted is uncertain.  If photovoltaic technology is not suitable for widespread adoption, or if sufficient demand for solar modules does not develop or takes longer to develop than we anticipate, our net sales may flatten or decline, and we may be unable to achieve and then sustain profitability.

In addition, demand for solar modules in our targeted markets, including Germany, France, the United States and Spain, may not develop or may develop to a lesser extent than we anticipate.  Many factors may affect the viability or widespread adoption of photovoltaic technology and demand for solar modules, including the following:

- cost-effectiveness of solar modules compared to conventional and other non-solar renewable energy sources and products;

- performance and reliability of solar modules and thin film technology compared to conventional and other non-solar renewable energy sources and products;

- availability and substance of government subsidies and incentives to support the development of the solar energy industry;

- success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated photovoltaic and biomass;

- fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

- fluctuations in capital expenditures by end-users of solar modules, which tend to decrease when the economy slows and interest rates increase; and

- deregulation of the electric power industry and the broader energy industry.

Certain of our manufacturing equipment is customized and sole-sourced and, if our manufacturing equipment fails, we could experience production disruptions and be unable to satisfy our contractual requirements.

Certain of our manufacturing equipment is customized to our production line based on designs or specifications we provide the equipment manufacturer.  Following construction, each piece of equipment is qualified to ensure it meets our production standards.  As a result, such equipment is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working.  If any piece of equipment fails, production along the entire line could be interrupted and we could be unable to satisfy our contractual requirements.

We currently depend on a small number of customers for substantially all of our net sales and the loss of, or a significant reduction in orders from, any of these customers could significantly reduce our net sales and harm our operating results.

We currently sell substantially all of our products and services to a few customers headquartered in Switzerland.  In our fiscal year ended December 31, 2005, sales to our largest customer accounted for approximately 80% of our total net sales.  The loss of any of our customers or their default in payment could significantly reduce our revenues and harm our operating results.  Our customer relationships have been developed over a relatively short period of time, and we cannot guarantee that we will have good relations with our customers in the future. Several of our competitors have more established relationships with our customers and may gain a larger share of our customers' business over time.

Currency translation and transaction risk may negatively affect our net sales, cost of sales and gross margins, and could result in exchange losses.

Although our reporting currency is the United States dollar, we conduct our business and incur costs in the local currency of most countries in which we operate.  As a result, we are subject to currency translation risk.  For

CW903480.6

example, 100% of our net sales were outside the United States and denominated in Swiss Francs (CHF) in the fiscal year ended December 31, 2005, and the nine months ended September 30, 2006, and we expect a large percentage of our net sales to be outside the United States and denominated in foreign currencies in the future.  Changes in exchange rates between foreign currencies and the United States dollar could affect our net sales and cost of sales figures, and could result in exchange losses.  In addition, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a different currency from our reporting currency.  For example, some of our contracts specify fixed pricing in Euros or CHF and do not adjust for changes in the United States dollar to Euro or CHF exchange rate.  We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.  Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our financial condition and results of operations.

We face intense competition from manufacturers of crystalline silicon solar modules, thin film solar modules and solar thermal and concentrated photovoltaic systems.

The solar energy and renewable energy industries are both highly competitive and are continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. We believe that our main sources of competition are crystalline silicon solar module manufacturers, other thin film solar module manufacturers and companies developing solar thermal and concentrated photovoltaic technologies.

At the end of 2005, the global photovoltaic industry consisted of more than 100 manufacturers of photovoltaic cells and solar modules. Within the photovoltaic industry, we face competition from crystalline silicon photovoltaic cell and solar module manufacturers, including BP Solar, Evergreen Solar, Kyocera, Motech, Q-Cells, Renewable Energy Corporation, Sanyo, Schott Solar, Sharp, Mitsubishi, SolarWorld, GE Energy, Sunpower, Photowatt, Isofoton and Suntech. We also face competition from thin film solar module manufacturers, including Antec, Alwitra, UNI-Solar, Kaneka, Mitsubishi Heavy Industries, Shell Solar, United Solar and several crystalline silicon manufacturers that are developing thin film technologies. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers, or their customers, several of which have already announced their intention to start production of photovoltaic cells, solar modules or turnkey production lines. In addition to manufacturers of photovoltaic cells and solar modules, we face competition from companies developing solar thermal and concentrated photovoltaic technologies.

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

We have significant marketing and distribution operations outside the United States and expect to continue to have significant manufacturing operations outside the United States in the near future.  In the fiscal year ended December 31, 2005, and the nine months ended September 30, 2006, all of our net sales were generated from customers headquartered in Europe.  In the future, we expect to make sales worldwide and, as a result, we will be subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions.  Risks inherent to international operations, include, but are not limited to, the following:

- difficulty in enforcing agreements in foreign legal systems;

- foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

- fluctuations in exchange rates may affect product demand and may adversely affect our profitability in United States dollars to the extent that the price of our solar modules and cost of raw materials and labor is denominated in a foreign currency;

- inability to obtain, maintain or enforce intellectual property rights;

- changes in general economic and political conditions in the countries in which we operate;

- unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

CW903480.6

- difficulty with staffing and managing widespread operations;

- trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our solar modules and make us less competitive in some countries; and

- difficulty of and costs relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer and sell our solar modules.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business. In addition, each of the foregoing risks is likely to take on increased significance as we implement our plans to expand our foreign manufacturing operations.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology.  If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively.  The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications and trade secrets.  These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights.  Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights.  We may need to bring legal claims to enforce or protect such intellectual property rights.  Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid.  Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

If we are unable to develop market share and generate significant revenues from the commercialization of our technology, our business may fail.

We operate in a highly competitive industry and our failure to compete effectively and generate income through the commercialization or licensing of our technology may adversely affect our ability to generate revenue.  The business of engineering and producing high-performance photovoltaic modules for generating electricity is highly competitive and subject to frequent technological innovation with improved price and/or performance characteristics.  There can be no assurance that our new or existing technologies will gain market acceptance.  Management is aware of similar technologies which our technology will compete directly against.  Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours.  In addition, many of our large competitors may offer customers a broader or superior range of services and technologies.  Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition in the alternative energy industry may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business.  Our competitors may develop technologies superior to those that our company is currently developing.  In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements.  Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

If we fail to effectively manage the growth of our company and the commercialization or licensing of our technology, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our technology and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business.  We will need to

CW903480.6

add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions.  We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations.  This growth is likely to place a strain on our management and operational resources.  The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon our management personnel such as Jean-Christophe Hadorn, our Chief Executive Officer, and Sandrine Crisafulli, our Chief Financial Officer and Chief Operating Officer, because of their experience developing photovoltaic modules for generating electricity.  The loss of the services of one or both of these individuals may impair management's ability to operate our company.  We have not purchased key man insurance on either of these individuals, which insurance would provide us with insurance proceeds in the event of their death.  Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individual or to replace any business lost by his or her death.  The competition for qualified personnel in the markets in which we operate is intense.  In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees.  We may not be able to attract and retain the necessary qualified personnel.  If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business plan.

All of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Delaware, United States, our principal business office is located in Plan-les-Ouates, Switzerland.  Outside the United States, it may be difficult for investors to enforce judgements against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws.  In addition, the majority of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States.  As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgements predicated upon the liability provisions of United States securities laws.  There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws.  In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us.  Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries.  Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction.  Accordingly, you may have trouble administering a United States bankruptcy case involving a Delaware company as debtor with most of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations.  If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

CW903480.6

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a par value of $0.001.  Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

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

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board.  Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile.  There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

CW903480.6

Please read this quarterly report carefully.  You should rely only on the information contained in this quarterly report.  We have not authorized anyone to provide you with different information.  You should not assume that the information provided by the quarterly report is accurate as of any date other than the date on the front of this quarterly report.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Financial Officer.  Based upon that evaluation, our company's President and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our company's internal controls or in other factors, which could affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no material changes in our company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (prior to the reverse merger).

The following sets forth certain information concerning securities which were sold or issued by us during the last three financial years without the registration of the securities under the Securities Act in reliance on exemptions from such registration requirements.

In December 2003, we issued 203,000 common shares to 24 investors at a price of $0.25 per share for total proceeds of $50,750 in accordance with the terms of private placement agreements.  We issued the common shares in reliance upon Regulation S and/or Section 4(2) of the Securities Act by issuing the common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act) in an offshore transaction.

On May 30, 2006, we issued an aggregate of 5,050,000 common shares to the following three subscribers at an issue price of $0.20 per share for total proceeds of $1,010,000 in accordance with the terms of three private placement agreements dated May 30, 2006.  We issued the common shares in reliance upon Regulation S and/or Section 4(2) of the Securities Act by issuing the common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act) in an offshore transaction.

CW903480.6

Name of Stockholder	Number of Common Shares Subscribed
Highland Ventures Ltd.	1,800,000
Rollock Capital Ltd.	1,700,000
Maximiz Consulting Ltd.	1,550,000

On September 8, 2006, we issued an aggregate of 350,000 common shares to the following four subscribers at an issue price of $0.80 per share for total proceeds of $280,000 in accordance with the terms of four private placement agreements dated September 8, 2006.  We issued the common shares in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act to U.S. investors, each of whom represented that they were accredited investors.

Name of Stockholder	Number of Common Shares Subscribed
Kenneth Sam	6,250
Kenneth Silverman	31,250
Nite Capital LP	187,500
Evolution Master Fund Ltd.	125,000

On September 8, 2006, we issued an aggregate of 4,626,350 common shares to the following 15 subscribers at an issue price of $0.80 per share for total proceeds of $3,701,080 in accordance with the terms of private placement agreements dated September 8, 2006.  We issued the common shares in reliance upon Regulation S and/or Section 4(2) of the Securities Act by issuing the common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act) in an offshore transaction.

Name of Stockholder	Number of Common Shares Subscribed
Bank Julius Baer and Co. Ltd., Zurich (U. Mettler/VP; W. Gunthard/AVP)	187,600
SG Private Banking (Suisse) S.A.	3,512,500
Frederick H. Drury	31,250
Craig Ivany	12,500
Judson Rich	5,000
Merle Lelievre-Parsons	60,000
Charles A. DePape	5,000
Randall Shaw	10,000
Lee Yule Investments	18,750
Neil Cunningham	15,000
Tough Equities Inc.	6,250
Grazia Bernard	80,000
Dorothy Cameron	120,000
ADFI Holding Limited	375,000
Accelera Private Equity Limited	187,500

In connection with the closing of a share exchange agreement on September 27, 2006, we issued an aggregate of 48,286,817 common shares to the following three subscribers in consideration for common shares of Société d-Energie Solaire S.A.  We issued the common shares in reliance upon Regulation S and/or Section 4(2) of the Securities Act by issuing the common shares to non U.S. persons (as that term is defined in Regulation S of the Securities Act) in an offshore transaction.

CW903480.6

Name of Stockholder	Number of Common Shares Subscribed
Christiane Erne	43,458,135
Jean-Christophe Hadorn	2,414,341
Claudia Rey	2,414,341

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this quarterly report pursuant to Item 601 of Regulation S-B:

Exhibit Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1

Share Exchange Agreement dated August 31, 2006, among our company, Société d'Energie Solaire and the shareholders of Société d'Energie Solaire (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2006)

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002).
3.3	Certificate of Ownership (incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006).
3.4	Certificate of Ownership (incorporated by reference from our Current Report on Form 8-K filed on August 25, 2006).
(10)	Material Contracts
10.1	Services Agreement dated May 1, 2004 between The Electric Network.com, Inc. and Binary Environments Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 17, 2004).

CW903480.6

10.2	Promissory Note dated November 2, 2005 between The Electric Network.com Inc. and Dr. John Veltheer (incorporated by reference from our Current Report on Form 8-K filed on November 28, 2005).
10.3	Promissory Note dated January 19, 2006 between The Electric Network.com Inc. and IFG Trust Services Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on February 21, 2006).
10.4	Term Sheet with SES Société d'Energie Solaire S.A., dated May 15, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 16, 2006)
10.5	Letter Agreement dated June 15, 2006, among SES Solar Inc., SES Société d'Energie Solaire S.A. and Daniel Erné (incorporated by reference from our Current Report on Form 8-K filed on June 19, 2006).
10.6

Letter Agreement dated August 15, 2006, among SES Solar Inc., SES Société d'Energie Solaire S.A. and Daniel Erné (incorporated by reference from our Current Report on Form 8-K filed on August 18, 2006)

10.7	Finder's Fee Agreement dated August 31, 2006, between SES Solar Inc. and Standard Atlantic (Suisse) S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)
10.8

Canton Geneva Escrow Agreement dated September 15, 2006, among SES Solar Inc., Christiane Erné, Jean-Christophe Hadorn, Claudia Rey, Service Cantonal De L'Energie and Clark Wilson LLP (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)

10.9

Credit Line Escrow Agreement dated September 1, 2006, among SES Solar Inc., Christiane Erné, Jean-Christophe Hadorn, Claudia Rey and Clark Wilson LLP (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)

10.10

Long-Term Escrow Agreement dated September 1, 2006, among SES Solar Inc., Christiane Erné, Jean-Christophe Hadorn, Claudia Rey and Clark Wilson LLP (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)

10.11	Employment Agreement dated September 14, 2006 between Société d'Energie Solaire S.A. and Sandrine Crisafulli (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)
10.12

Loan Agreement dated October 10, 2003 and November 6, 2003 between SES Societe d'Energie Solaire S.A. and Fonds Pour le Developement des Energies Renouvelables et les Economies d'Energie (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.13

Co-operation Agreement dated October 13, 2003 between SES Société d'Energie Solaire S.A. and Schott Solar GmbH (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.14

Employment Agreement dated October 1, 2001 between SES Société d'Energie Solaire S.A. and Sandrine Crisafulli (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.15

Loan Agreement dated January 21, 2004 between SES Société d'Energie Solaire S.A. and Fonds Pour le Developpement des Energies Renouvelables et les Economies d'Energie (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.16	Loan Agreement dated April 7, 2004 and April 10, 2004 between SES Société d'Energie Solaire S.A. and UBS SA (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)
10.17

Partnership Agreement dated September 29, 2004 between SES Société d'Energie Solaire S.A. and Suntechnics Fabrisolar AG (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.18

Consulting Agreement dated January 16, 2005 between Jean-Christophe Hadorn and SES Société d'Energie Solaire S.A. (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

CW903480.6

10.19	Development Contract dated June 17, 2005 between SES Société d'Energie Solaire S.A. and Karl Steiner S.A. (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)
10.20	Co-operation Agreement dated July 19, 2005 between SES Société d'Energie Solaire S.A. and Firstec S.A. (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)
10.21	Convention (Voting Trust Agreement) dated September 12, 2005 between Christian Erne and Claudia Rey (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)
10.22

Convention (Voting Trust Agreement) dated February 22, 2006 between Christiane Erne and Jean-Christophe Hadorn (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.23	Employment Agreement dated May 1, 2006 between SES Société d'Energie Solaire S.A. and Bernard Balmer (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)
10.24

Assignment of Rights Agreement dated August 31, 2006 between SES Société d'Energie Solaire S.A. and Jean-Cristophe Hadorn (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.25

Assignment of Rights Agreement dated August 31, 2006 between SES Société d'Energie Solaire S.A. and Olivier Ouzilou (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.26

Assignment of Rights Agreement dated August 31, 2006 between SES Société d'Energie Solaire S.A. and Sandrine Crisafulli (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.27

Assignment of Rights Agreement dated September 15, 2006 between SES Société d'Energie Solaire S.A. and Sylvere Leu (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2005).
(21)	Subsidiaries of the Small Business Issuer
Société d'Energie Solaire S.A., a private Swiss corporation.
(31)	Section 302 Certifications
31.1*	Section 302 Certification.
31.2*	Section 302 Certification.
(32)	Section 906 Certifications
32.1*	Section 906 Certification.
32.2*	Section 906 Certification.
* Filed herewith

CW903480.6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SES SOLAR INC.

By:

/s/ Jean-Christophe Hadorn

Jean-Christophe Hadorn

Chief Executive Office and Director

(Principal Executive Officer)

Date: November 20, 2006

/s/ Sandrine Crisafulli

Sandrine Crisafulli

Chief Financial Officer and Chief Operating Officer

(Principal Financial Officer and Principal Accounting Officer)

Date:  November 20, 2006

CW903480.6