Form 10KSB
period 2006-12-31
SES SOLAR INC.
filed 2007-05-16
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File No. 000-49891

SES SOLAR INC.
(Name of Small Business Issuer in Its Charter)

Delaware	33-0860242
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

129, route de Saint-Julien, 1228 Plan-les-Ouates, Geneva, Switzerland
(Address of Principal Executive Offices)

+41-22-884-1484
(Issuer's Telephone Number, Including Area Code)

Securities Registered Pursuant To Section 12(b) of The Exchange Act: None
Securities Registered Pursuant To Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value Per Share

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days:
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2006 were $129,275.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 18, 2007, based on the average of the bid and asked price on such date was $22,467,308.00.

As of May 10, 2007, the issuer had a total of 73,081,168 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We have made forward-looking statements in this document, all of which are subject to substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to predict or control accurately. Accordingly, we do not undertake the obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. The factors listed in the section captioned "Risk Factors," as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Risk Factors" section and elsewhere in this document could have a material adverse effect on our business, operating results and financial condition.

DESCRIPTION OF BUSINESS

CORPORATE HISTORY

SES Solar Inc. was incorporated in Nevada on February 3, 1999, under the name "The Electric Network.com, Inc.". Effective March 31, 2004, The Electric Network.com, Inc. changed its state of domicile from the State of Nevada to the State of Delaware. Its change of domicile was effected through the merger of The Electric Network.com, Inc. with and into The Electric Network.com, Inc., a Delaware corporation, that was formed specifically for this purpose and which, prior to the merger, was a wholly owned subsidiary of The Electric Network.com Inc. (Nevada).

Effective June 19, 2006, The Electric Network.com Inc. (Nevada) changed its name from "The Electric Network.com, Inc." to "Solar Energy Sources Inc." as a result of a merger with Solar Energy Sources Inc., a Delaware corporation, a wholly owned subsidiary that was incorporated solely to effect the name change. Additionally, Solar Energy Sources, Inc. (Delaware) changed its name again on August 10, 2006, from “Solar Energy Sources Inc.” to “SES Solar Inc.” as a result of a merger with SES Solar Inc., a Delaware corporation, a wholly owned subsidiary that was incorporated solely to effect the name change. SES Solar Inc. (Delaware) ("SES USA") effected the name change in contemplation of entering into the share exchange agreement with Société d’Energie Solaire S.A. (“SES Switzerland”), a Swiss corporation, and the stockholders thereof. SES USA and SES Switzerland are collectively referred to in this Annual Report on Form 10-KSB as the "Company".

SES USA's predecessor commenced the business of operating an internet-based auction website over which users advertised and bought and sold goods and services for a fee. Following several difficulties that SES USA's predecessor faced in the execution of its business plan, including the inability to source adequate financing, SES USA's predecessor decided to change the composition of its management and board of directors and appoint more qualified persons to execute its business plan and create stockholder value. On November 8, 2005, SES USA's predecessor entered into a share purchase agreement with Brad W. Rudover, its former President and director, and Dr. John Veltheer, whereby Mr. Rudover transferred all 4,500,000 common shares held in the capital of SES USA's predecessor to Mr. Veltheer for a purchase price of $20,000. At the time of this transaction Mr. Veltheer was already an investor in the predecessor company, The Electric Network.com, Inc. He initially purchased shares in The Electric Network.com, in 2004. Additionally, Mr. Rudover tendered his resignation as President and director of SES USA’s predecessor. Following Mr. Rudover's resignation, Dr. Veltheer was appointed as President and director of SES USA's predecessor. Dr. Veltheer also loaned an aggregate of $30,000 to SES USA’s predecessor in November 2005 pursuant to an unsecured promissory note that was payable upon demand and matured in November 2006. SES USA has repaid the loan in full.

SES USA’s predecessor was not successful in implementing its business plan as an internet-based auction website. As management of SES USA's predecessor investigated opportunities and challenges in the business of being an internet-based auction website company, management realized that the business did not present the best opportunity for SES USA’s predecessor to realize value for its stockholders. Accordingly, SES USA’s predecessor abandoned its previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

SES USA entered into a share exchange agreement dated August 31, 2006, with SES Switzerland, and the stockholders of SES Switzerland. The share exchange agreement contemplated SES USA acquiring all of the issued and outstanding common shares of SES Switzerland in exchange for the issuance by SES USA of 48,286,817 common shares. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding shares of SES Switzerland occurred on September 27, 2006. As at the closing date, the former stockholders of SES Switzerland held approximately 70% of the issued and outstanding common shares of SES USA. The acquisition of SES Switzerland is deemed to be a reverse acquisition for accounting purposes. For accounting purposes, SES Switzerland, the acquired entity, is regarded as the predecessor entity as of September 27, 2006. Starting with the periodic report for the quarter in which the acquisition was consummated, the Company has filed annual and quarterly reports based on the December 31 fiscal year end of SES Switzerland. Such financial statements depict the operating results of SES Switzerland, including all financial statements of the operating company since the reverse acquisition on September 27, 2006.

BUSINESS SUBSEQUENT TO THE ACQUISITION OF SES SWITZERLAND

Business Summary

As of September 27, 2006, the closing date of the share exchange agreement, the Company commenced the business of engineering, manufacturing, distributing, and selling high-performance photovoltaic solar tiles and modules for generating electricity and producing and selling turnkey building-integrated systems and photovoltaic solar power plants through its subsidiary, SES Switzerland.

The Company is a renewable energy company that offers products and services that are focused on the development and commercialization of a portfolio of solar products and technologies capable of delivering alternative energy solutions. SES Switzerland offers building-integrated photovoltaic roofing materials for commercial, industrial, and residential markets. Because of SES Switzerland’s current inability to manufacture, SES Switzerland buys modules and equipment for turnkey installations from several suppliers. SES Switzerland plans to manufacture solar modules and solar tiles using cells and other raw materials which are supplied to SES Switzerland from third-party manufacturers. As a manufacturer, SES Switzerland will produce photovoltaic modules by integrating high-quality components from third-party suppliers. In addition to our product line, SES Switzerland offers comprehensive engineering services for special photovoltaic projects. As an engineering service provider, SES Switzerland incorporates its tiles or modules and others’ products, according to client needs, into specific architectural and building applications.

SES Switzerland engineering services provide:

•	Design of turnkey solar photovoltaic ("PV") installation in the range of 1 kilowatt ("kW") up to 1 megawatt ("MW");

•	Quotation and response to RFPs;

•	Detailed planning of installations;

•	General contractor services for the installation;

•	Follow up and monitoring and reporting of electricity production; and

•	Maintenance.

Our engineering services are currently provided by Jean-Christophe Hadorn, our Chief Executive Officer, Sandrine Crisafulli, our Chief Financial Officer, and outside consultants engaged on a case-by-case basis. SES Switzerland responds from time to time to RFPs (Requests for Proposals) typically generated by governmental entities which are obligated to put projects out to bid.

Currently, the Company is unable to produce or manufacture its products and will remain so until completion of SES Switzerland's new manufacturing facility. The photovoltaic projects we have pending involve our purchase of modules for turnkey installations.

SES Switzerland’s projects will be based on third-party products (including modules, cables, and inverters) until our manufacturing facility is completed. We propose to our customers the best brands on the market for reliable installations and energy efficient results. Our customers are private persons, public authorities, such as municipalities and electric utilities, and private companies. We anticipate future solar installations will include our own produced solar tiles sold under our brands. Modules will also be produced for customers wanting to sell under their own brands.

The Company’s business strategy includes the acquisition and development of renewable energy technologies linked to photovoltaic products and the manufacturing and marketing of innovative photovoltaic or solar products in order to provide superior solutions to our customers.

Our sales strategy is predicated primarily on being a producer of photovoltaic modules and tiles based on silicon technology; and to a lesser extent, as an engineering integrator of photovoltaic systems providing turnkey solutions for our local clients. We do not currently assemble, produce, or provide warranties for our own products. We plan to sell our modules to businesses via resellers and our solar tiles directly to end users in all markets of the world where photovoltaic is supported by public policies or where stand-alone PV installations are the only way to produce electricity; for example, in remote areas.

SES Switzerland's presence in trade publications, such as Photon International, Photon Das Solarstrom Magazin, Sun & Wind Energy, Systèmes Solaires, and Energia Solare FV, helps to increase awareness of our products and services to industrial, commercial and private operators in the photovoltaic market. Our websites, www.societe-energie-solaire.com and www.sessolar.com and SES Switzerland's membership in national and international associations for professionals in the solar energy sector also provide us with an excellent communication tool. None of the information on or hyperlinked from these websites shall be deemed to be incorporated into this Annual Report on Form 10-KSB.

In addition, we will maintain the Company’s profile by participating in international conferences on photovoltaic products, either as exhibitors or as lecturers - particularly conferences where architects and contractors will be present. Mr. Jean-Christophe Hadorn, our Chief Executive Officer, has been lecturing on thermal solar energy, energy storage and renewable energy and photovoltaic technology since 1980.

General Information Regarding Photovoltaic Cells

Photovoltaics is a solar power technology that uses solar photovoltaic arrays or solar cells to provide electricity. Photovoltaics is also the field of study relating to this technology.

The market for grid connected photovoltaic power has undergone significant growth in the last several years. World photovoltaic market installations reached a record high of 1,744 MW in 2006 representing growth of 19% over the prior year. (Source, Solarbuzz,: http://www.solarbuzz.com/Marketbuzz2007-intro.htm).

Growth in installed solar power systems has been stimulated by long-term government subsidies, tax incentives and feed-in tariffs (requiring the utilities to buy back excess power generated by privately owned photovoltaic systems). According to the International Energy Agency, Japan led the world in photovoltaic cell production with 833 Megawatts of production capacity in 2005, followed by Germany with 250 Megawatts of production capacity. With 30% federal tax credits provided by the United States Energy Bill, coupled with state rebates and tax incentives, the United States posted a 35% growth in 2005 in photovoltaic system installations, and now ranks third in the world. California alone had 75 Megawatts of installed solar photovoltaic systems as of 2004. Comprehensive surveys and studies can be found at: http://www.iea-pvps.org/.

Photovoltaic advantages include security, system reliability, low maintenance, modularity and flexibility of design, as well as significant environmental benefits (e.g., carbon neutral, fossil fuel independent). Photovoltaic also supports the trend toward distributed (point-of-use) power generation. We believe that capacity constraints, increased demand for power reliability, and the challenges of building new centralized power plants will increase the demand for distributed generation. A detailed discussion of PV advantages supported by the U.S. Department of Energy can be found at: http://www1.eere.energy.gov/solar/photovoltaics.html, under the item “Why PV is important”. None of the information on or hyperlinked from these websites is incorporated into this Annual Report on Form 10-KSB.

One of the most significant drawbacks of photovoltaic is the high initial cost of individual systems. Solar power can cost twice as much as grid power. This is due almost entirely to the high cost of photovoltaic cells which depend upon the cost and availability of semi-conductor grade silicon. While technical developments are underway in thin film, membrane and other non-crystalline based materials, over 90% of the industry currently relies upon crystalline silicon cells. The European PV industry association has numerous documents on this topic; see, for example, http://www.epia.org/. See also the world PV production by cell technology market data for 2003 at http://www.epia.org/03DataFigures/DataWorld.htm.

Our products utilize solar power technology to provide electricity. Solar cells in modules produce direct current electricity from the sun’s rays.

When more power is required than a single cell can deliver, cells are generally grouped together to form photovoltaic modules that may in turn be arranged in solar arrays which are often referred to as solar panels. According to Wikipedia, as stated on their website located at www.wikipedia.org/wiki/Photovoltaics, the continual decline of manufacturing costs (dropping at 3 to 5% a year in recent years) is expanding the range of cost-effective uses. The information contained on the Wikipedia website is not part of this Annual Report on Form 10-KSB. None of the information on or hyperlinked from these websites is incorporated into this Annual Report on Form 10-KSB.

PRODUCTS

We currently offer the following two products through our subsidiary, SES Switzerland:

Solar Tiles under the brands: Sunslate®, SunTechTile® and Swisstile®.

The first product is a solar tile, initially called Sunslate® (since 1991). The tile is being redesigned and will be sold under our trademarks SunTechTile® and Swisstile®. Upon completion of our manufacturing facility, we intend to manufacture the  SunTechTile® and Swisstile® solar tiles from cells provided by different suppliers. We purchase roofing tiles manufactured by Eternit, which has been in business for more than 50 years. Third-party tests have shown that the tiles can withstand extreme wind conditions (rated 120 mph wind speed). We apply our SunTechTile® and Swisstile® solar tiles to the Eternit roofing tiles. Our solar tiles can be easily integrated into sloping roofs. The slate is 72 cm x 40 cm in size, weighs approximately 10 kg and it is very easy to handle. The Sunslate® tiles are sold in the U.S. by Atlantis Energy.

The tile’s color depends on the color of the cells and the top glass we use. Currently, we produce tiles that are dark blue or deep black.

High Power Rated Modules

Our second product line includes high power-rated modules which incorporate silicon cells with contacts on the back side. The cells are manufactured and supplied to us by several suppliers which are then incorporated into our modules for resale or directly distributed by us to the end user.

We have developed a proprietary technology for the fast and automatic production of modules and tiles based on our cells. We expect that our proprietary technology will give the Company a competitive advantage over our competitors with respect to cost and reliability, although there is no assurance that it will be able to do so.

The modules produced by the Company under original equipment manufacture agreements will be the brands of our customers.

MARKET

Grid connected market is expanding worldwide and forecasts are very positive.

Many energy experts and associations forecast a high expansion in the solar PV market. However, it should be stated that the solar energy market is at a relatively early stage of development. Its future progression can be different from expectations and the extent to which our products will be adopted is uncertain.

World solar photovoltaic market installations reached a record high of 1,460 Megawatts in 2005, representing annual growth of 34%, up from 1,086 MW installed during the previous year. In 1985, annual solar installation demand was only 21 MW. Cumulative solar energy production accounts for less than 0.01% of total global primary energy demand. There appears to be a large potential for growth. Solar energy demand has grown at about 25% per year over the past 15 years (hydrocarbon energy demand typically grows between 0-2% per annum).

Solarbuzz market demand forecast scenarios show worldwide industry revenues may reach $18.6 to $23.1 billion with annual photovoltaic installations between 3.2 and 3.9 GW in 2010. As the rate of increase in German demand is set to moderate, the Solarbuzz report highlights the growth in Southern Europe, which has become the new target for rapid market development (http://www.solarbuzz.com/Marketbuzz2007-intro.htm).

Target customers for our tiles and modules include:

•	Architects and Specifiers;

•	Developers, Builders and Construction Companies;

•	Commercial and Industrial Building Owners;

•	Engineering Firms and Electrical Contractors;

•	Property Management Companies;

•	Solar Integrators, Distributors and Agents;

•	Roofing Companies and Contractors;

•	Public Administrators and City Planners;

•	Hotel/Resort Owners and Developers;

•	Educational Institutions;

•	Government Purchasing Officers;

•	International Development Agencies; and

•	Individual home owners.

We will promote our building-integrated photovoltaic tiles through a series of focused marketing channels that include trade publications, attendance at key industry trade shows, direct mail campaigns, online advertising and relationship marketing to our expanding network of dealers and solar integrators. Our goal is to have the SunTechTile® andSwisstile® solar tiles known as the best integrated roofing solutions for tilted tiled roofs.

The Manufacturing Process

We currently assemble our products that are manufactured by third parties in a 1,654 sq. m. facility in Härkingen, Solothurn, Switzerland. We believe that we have one of the most versatile laminators in the world having the capability to laminate modules larger than 3 sqm. This laminator was specially made by Atlantis Energie AG of Switzerland and has been used for various sizes of modules. The laminator dates from 2001 and has been used for low volumes only. Therefore, SES Switzerland has placed an order to acquire three new machines for the mass production of modules and tiles, reserving our current machine for special purpose module orders.

We are planning to construct a new building for SES Switzerland in Plan-les-Ouates, Geneva, Switzerland, which we anticipate to be in operation before the end of 2007. The new building is intended to be 6,400 sqm, with a possible extension of 3,200 sqm.

Research And Development

Research and development expenses consist primarily of salaries and personnel-related costs and the cost of products, materials, and outside services used in our process and product development activities. In the fiscal year ended December 31, 2005, the amount spent on research and development was (CHF122,587) $98,363. In the fiscal year ended December 31, 2006, the amount spent on research and development was (CHF189,398) $151,246. The cost of research and development is not borne directly by customers.

We maintain a number of programs and activities to improve our technology in order to enhance the performance of our solar modules and manufacturing processes. We expect our research and development expense to increase in absolute terms in the future as we increase personnel and research and development activity. We expect basic research and development expense to decline as a percentage of net sales and on a cost per Watt basis as a result of economies of scale.

We intend to devote a substantial amount of our future cash flows into research and development due to the new and ever-evolving nature of the photovoltaic industry and science.

Environmental Regulation

We may use, generate and discharge some toxic, volatile or otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. We are subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. If we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

We believe that we have all environmental permits necessary to conduct our business and for our future facility in Plan-les-Ouates. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. Our marks Swisstile®  and SunTechTile® are registered trademarks in Switzerland. We require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar technologies or strategic plans, and our policy is to enter into proprietary information agreements with employees and consultants as needed. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in Switzerland and the United States. In addition, our competitors may independently develop technology similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

Trademarks

On May 16, 2006, SES Switzerland filed a trademark application in Switzerland for “Swisstile” for products in international class 19 under number 50481/2006. Due to the term “Swiss” included in the trademark application, the list of goods was limited to products from Switzerland. The Swisstile®  trademark has been registered in Switzerland, as confirmed by letter from the Swiss Federal Institute for Intellectual Property dated July 10, 2006, under registration 547827. The registration expires May 16, 2016. Worldwide registration is pending in all Madrid Protocol and most Madrid Agreement countries.

On July 10, 2006, SES Switzerland filed a trademark application for “SunTechTile” for products in international classes 9 and 19 under number 56088/2006. The SunTechTile® trademark was registered in Switzerland, as confirmed by letter from the Swiss Federal Institute of Intellectual Property dated September 18, 2006, under registration 550296. Similarly, worldwide registration for this trademark is also pending in all Madrid Protocol and most Madrid Agreement countries.

Patent Applications

Our subsidiary, SES Switzerland, has the following patent and patent applications:

•
PCT application number PCT/IB2006/000367. Filed in the name of SES Switzerland on February 22, 2006. The inventors have entered into a royalty agreement with SES Switzerland. The PCT application was forwarded to the international bureau on July 3, 2006. The search report will be published by the European Patent Office. SES Switzerland has requested examination of the PCT application in Switzerland (Patent No. 763/06-06).

•	Patent No. 763/06-06. SES Switzerland has received a Certificate of filing from the Institute of Intellectual Property for the national phase in Switzerland and Liechtenstein.

The Company is considering seeking a patent for a new tile configuration based on our patented technology.

No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or any future licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the provisional patent applications that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the provisional patent applications and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that may be issued to us or our licensors.

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technologies or subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third-party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we will be able to obtain such licenses or that such licenses, if available, may be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses may result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which may have a material adverse affect on our business, financial condition, and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

Domain Names

We own and operate the following registered internet domain name: www.societe-energie-solaire.com. We also own www.sessolar.com and www.sessolarenergy.com. The information contained on our websites does not form part of this Annual Report on Form 10-KSB.

General

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We intend to require all future employees, consultants, contractors, manufacturers, directors on our board, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements will provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We intend to require signed confidentiality or material transfer agreements from any company that receives confidential information from our Company. We intend to ensure that, in the case of employees, consultants and contractors, any agreements that our Company enters into with such persons will generally provide that all inventions conceived by the person while rendering services to us shall be deemed to be "works for hire" or assigned to us as the exclusive property of our Company. We can offer no assurance, however, that all persons who we seek to sign such agreements will sign, or if they do, that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Employees

As of March 1, 2007, our subsidiary had four employees and two external consultants.

Our subsidiary works with external photovoltaic consultants and hires additional employees from time to time on an as-needed basis. Our subsidiary plans to hire additional employees upon the completion of our new manufacturing facility.

Customers

Our main customers are:

•
suppliers of modules (i.e., either integrator photovoltaic systems or cell manufacturers willing to outsource the module production to our Company, using our proprietary technology to assemble components in a module) to end-user consumers;

•	installers, distributors or end users of photovoltaic for our solar tiles;

•	architects, public authorities or end users for our engineering services in photovoltaic turnkey installations; and

•	potential module manufacturers licensing our technology.

Competition

We face competition from domestic and international companies actively engaged in the engineering, manufacture and distribution of solar photovoltaic systems, as well as from emerging technologies that may become viable in the next several years. The best funded and most established of these multinational corporations also produce photovoltaic cells. They include Sharp Corporation, Kyocera Corporation, Sunpower, Suntech, Qcells, Solarworld, Schott Solar, BP Solar, Shell, Tenesol, Isofoton, Powerlight and GE Solar (formerly AstroPower). While these competitors utilize high efficiency crystalline photovoltaic cells, we believe that our building-integrated roofing products have significant advantages over most other photovoltaic product offerings. For example, in most cases, competitors produce modules (framed arrays of photovoltaic cells) that must be rack mounted externally to the building, creating potential damage to the structure, generating maintenance problems and detracting from their visual appearance.

The alternate energy industry is highly competitive. Numerous entities in the United States, Europe, and elsewhere compete with our efforts to commercialize our technologies. Our competitors include the fossil fuel companies such as Exxon, Shell, BP, Total and Imperial Oil. We face, and expect to continue to face, competition from these entities to the extent that they develop products that function similarly or identically to our technologies.

Because many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing, and marketing than we do, we may not succeed in the commercialization of our proposed products and bringing them to market in a cost-effective and timely manner.

Government Regulation

Because the cost of producing electricity from grid-connected photovoltaic installations is higher than the current cost of electricity from fossil or nuclear plants, the photovoltaic market relies heavily on government regulation concerning independent power producers. These regulations favor photovoltaic electricity in some, but not all, countries.

RISK FACTORS

In addition to other information in this Annual Report on Form 10-KSB, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

THE PV MARKET IS HIGHLY UNPREDICTABLE BECAUSE IT IS HEAVILY SUBSIDIZED, AND THE MARKET DEPENDS ON SUCH SUBSIDIES.

Since inception, we have incurred aggregate net losses of $2,246,314 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition, general economic conditions and most importantly the level of subsidies available for photovoltaic installations in the United States, various cantons of Switzerland, and in other countries. Because the cost of solar power energy to generate electricity remains higher than traditional methods of electricity production, such as fossil fuel, the industry is dependent on subsidies of various forms including fixed pricing for purchase of solar power and tax incentives for installations. Any decrease or elimination of such subsidiaries will adversely affect our profitability. The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could cause our net sales to decline and materially and adversely affect our business, financial condition and results of operations.

Our Company's operations are subject to all the risks inherent in the establishment of a developing enterprise in a new market such as:

•	lack of available skilled people;

•	lack of internal experience in setting up a high-volume production plant;

•	lack of R&D financing;

•	lack of diversified customers;

•	lack of established distribution channels;

•	lack of proof of our totally new process to produce modules;

•	lack of marketing resources;

•	lack of public support; and

•	lack of continuous future interest for solar energy in the public opinion.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We are engaged in the business of engineering and producing high-performance photovoltaic solar modules for generating electricity and producing turnkey building-integrated systems and photovoltaic solar power plants. We have not realized a profit from our operations to date due to a very small niche market in Switzerland (less than 2 MW per year in total) and no rebuy tariff; that is, a government-imposed price at which utilities are obligated to purchase alternative energy generated electricity, such as that produced by solar energy technology. There is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core technology, which itself is subject to numerous risk factors as set forth herein.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains sufficient market acceptance to generate a sustainable level of income from the commercialization or licensing of our technology. Purchase decisions are very dependant on government subsidies and economic incentives.

THE SHORTAGE OF SEMI-CONDUCTOR GRADE SILICON, AND THE PHOTOVOLTAIC CELLS MADE FROM THIS MATERIAL, UPON WHICH OUR PRODUCTS DEPEND, MAY LIMIT OUR REVENUE GROWTH.

Silicon is an essential raw material in the production of our photovoltaic cells. There is currently an industrywide shortage of silicon ingots, which has resulted in significant price increases. Increases in silicon prices may impact our manufacturing costs in the future. As demand for photovoltaic cells has increased, a number of manufacturers have announced plans to add additional capacity. As this manufacturing capacity becomes operational, it will increase the demand for silicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally, and any increase in demand from that sector will compound the shortage. The production of silicon is capital intensive and adding additional capacity requires significant lead time.

WE DEPEND UPON A LIMITED NUMBER OF THIRD-PARTY SUPPLIERS FOR RAW MATERIALS, AND ANY DISRUPTION FROM SUCH SUPPLIERS COULD PREVENT US FROM DELIVERING OUR PRODUCTS TO OUR CUSTOMERS WITHIN REQUIRED TIMEFRAMES, WHICH COULD RESULT IN ORDER CANCELLATIONS AND A DECLINE IN SALES.

Our products are manufactured using materials and components procured from a limited number of third-party suppliers. We currently purchase the specific photovoltaic cells we need for our proprietary technology from a small number of suppliers. If we fail to maintain our relationships with these suppliers, or to secure additional supply sources from other cell suppliers, we may be unable to have our products manufactured or our products may be available only at a higher cost or after a long delay. Any of these factors could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations which would adversely affect our business operations. To the extent the processes that our suppliers use to manufacture materials and components are proprietary we may be unable to obtain comparable materials and components from alternative suppliers. Our failure to obtain raw materials and components that meet our quality, quantity, technological and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing cost.

Most of our key raw materials for example, silicon chips, are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials as we implement our planned rapid expansion.

We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. Raw materials from new suppliers may also be less suited for our technology and yield solar modules with lower conversion efficiencies than solar modules manufactured with the raw materials from our current suppliers.

TECHNOLOGICAL CHANGES IN THE SOLAR POWER INDUSTRY COULD RENDER OUR PRODUCTS UNCOMPETITIVE OR OBSOLETE WHICH COULD PREVENT US FROM ACHIEVING MARKET SHARE AND SALES.

Our failure to refine our technology and to develop and introduce new products could cause our products to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. The solar power industry is rapidly evolving and highly competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to compete in the future and we may be unable to secure such financing. We believe that a variety of competing solar power technologies may be under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

Furthermore, research and development activities are inherently uncertain, and we could encounter practical difficulties in commercializing our research results. Our expenditures on research and development may not produce corresponding benefits. Other companies are developing a variety of competing photovoltaic technologies, including new thin film techniques, quantum dots, dye sensitive, copper indium gallium diselenide, cadmium-based solutions, organic processes and thin film amorphous silicon, that could produce solar modules that prove more cost effective or have better performance than our current solar modules. We are not currently able to manufacture products based on such new PV principles. As a result, our solar modules may be rendered obsolete by the technological advances of others, which could reduce our net sales and market share.

In an attempt to decrease photovoltaic costs, polysilicon cell makers are searching for thinner and bigger cells. Our new processes may not be compatible with fragile thin cells or increased cell dimensions that are about to reach market and may require additional research and development efforts; and, possibly, changes in our production lines.

THE REDUCTION OR ELIMINATION OF GOVERNMENT SUBSIDIES AND ECONOMIC INCENTIVES FOR ON-GRID SOLAR ELECTRICITY APPLICATIONS COULD REDUCE DEMAND FOR OUR SOLAR MODULES, LEAD TO A REDUCTION IN OUR NET SALES AND HARM OUR OPERATING RESULTS.

The photovoltaic industry depends on government subsidies. The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, and could materially and adversely affect the growth of the solar energy industry and our net sales. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government and economic incentives. Currently, the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, South Korea, Japan and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products.

For example, Germany, a major market for our new products, has been a strong supporter of photovoltaic products and systems, and political changes in Germany could result in significant reductions or the elimination of incentives. Many of these government incentives expire, phase out over time, exhaust the allocated funding, or require renewal by the applicable authority. Furthermore, German subsidies decline at a rate of 5.0% to 6.5% per year (based on the type and size of the photovoltaic system) and discussions are currently underway about modifying the German Renewable Energy Law, or the EEG. If the German government reduces or eliminates the subsidies under the EEG, demand for photovoltaic products could decline in Germany.

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

France, after a long period of hesitation, implemented on July 26, 2006, a new subsidy scheme for photovoltaic installations. Integrated installations will get a higher value than non-integrated photovoltaic projects. The administrative procedure for any applicant is long and complex, and subject to regulatory rule changes. This may negatively impact French consumer confidence in photovoltaic installations.

In addition, if any of these statutes or regulations is found to be unconstitutional, or is reduced or discontinued for other reasons, sales of our solar modules in these countries could decline significantly, which could have a material adverse effect on our business and results of operations. For example, the predecessor to the German EEG was challenged in Germany on constitutional grounds and in the European Court of Justice as impermissible state aid. At any time, new proceedings challenging the German Renewable Energy Law or comparable minimum price regulations in other countries in which we currently operate or intend to operate may be initiated.

ELECTRIC UTILITY COMPANIES TEND TO PROTECT THEIR CURRENT REVENUE STREAMS BASED ON FOSSIL FUELS.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may be modified again in the future. These regulations and policies could deter those in our target from purchases of photovoltaic products.

For example, without a mandated regulatory exception for photovoltaic systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our end users of using photovoltaic systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

In addition, electricity generated by photovoltaic systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as flat rate pricing, would require photovoltaic systems to achieve lower prices in order to compete with the price of electricity. Accordingly, electric utility companies have a strong interest in lobbying to protect their revenue streams.

GOVERNMENT REGULATION CAN RESULT IN SIGNIFICANT ADDITIONAL EXPENSE THUS REDUCING DEMAND FOR SOLAR MODULES.

We anticipate that our solar modules and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering, and related matters. It is difficult to track the requirements of individual jurisdictions and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar modules may result in significant additional expenses to us, our resellers and their customers; and, as a result, could cause a significant reduction in demand for our solar modules.

IF PHOTOVOLTAIC TECHNOLOGY IS NOT SUITABLE FOR WIDESPREAD ADOPTION, OR IF SUFFICIENT DEMAND FOR SOLAR MODULES DOES NOT DEVELOP OR TAKES LONGER TO DEVELOP THAN WE ANTICIPATE, OUR NET SALES MAY FLATTEN OR DECLINE, AND WE MAY BE UNABLE TO ACHIEVE AND THEN SUSTAIN PROFITABILITY.

The solar energy market remains at a relatively early stage of development, and the extent to which solar modules will be widely adopted is uncertain. If photovoltaic technology proves unsuitable for widespread adoption or if demand for solar modules fails to develop sufficiently, we may be unable to grow our business or generate sufficient net sales to achieve and then sustain profitability. In addition, demand for solar modules in our targeted markets, including Germany, France, the United States and Spain, may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability or widespread adoption of photovoltaic technology and demand for solar modules, including the following:

•	cost-effectiveness of solar modules compared to conventional and other non-solar renewable energy sources and products;

•	performance and reliability of solar modules and thin film technology compared to conventional and other non-solar renewable energy sources and products;

•	availability and substance of government subsidies and incentives to support the development of the solar energy industry;

•	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated photovoltaic and biomass;

•
fluctuations in economic and market conditions that affect the viability of conventional and non solar renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	fluctuations in capital expenditures by end users of solar modules, which tend to decrease when the economy slows and interest rates increase; and

•	deregulation of the electric power industry and the broader energy industry.

CERTAIN OF OUR MANUFACTURING EQUIPMENT WILL BE CUSTOMIZED AND SOLE-SOURCED; AND IF OUR MANUFACTURING EQUIPMENT FAILS, WE COULD EXPERIENCE PRODUCTION DISRUPTIONS AND BE UNABLE TO SATISFY OUR CONTRACTUAL REQUIREMENTS.

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

WE CURRENTLY DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR SUBSTANTIALLY ALL OF OUR SALES AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR SALES AND HARM OUR OPERATING RESULTS.

We currently sell substantially all of our products and services to a few customers in Switzerland. The loss of any of our customers or their default in payment could significantly reduce our revenues and harm our operating results. Our customer relationships have been developed over a relatively short period of time, and we cannot guarantee that we will have good relations with our customers in the future. Several of our competitors have more established relationships with our customers and may gain a larger share of our customers' business over time.

CURRENCY TRANSLATION AND TRANSACTION RISK MAY NEGATIVELY AFFECT OUR NET SALES, COST OF SALES AND GROSS MARGINS, AND COULD RESULT IN EXCHANGE LOSSES.

Although our reporting currency is the United States dollar ($), we conduct substantially all our business and incur costs in Swiss francs ("CHF"). As a result, we are subject to currency translation risk. For example, 100% of our net sales were outside the United States and denominated in Swiss francs in the fiscal year ended December 31, 2006, and we expect a large percentage of our sales to be outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the United States dollar could affect our sales and cost of sales figures, and could result in exchange losses. In addition, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency different from our reporting currency. For example, some of our contracts could specify fixed pricing in Euros and may not adjust for changes in the United States dollar to Euro or CHF exchange rate. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities; and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our financial condition and results of operations.

WE FACE TECHNOLOGICAL COMPETITION FROM MANUFACTURERS OF CRYSTALLINE SILICON SOLAR MODULES, THIN FILM SOLAR MODULES AND SOLAR THERMAL AND CONCENTRATED PHOTOVOLTAIC SYSTEMS. BEST TECHNOLOGIES HAVE NOT YET EMERGED SINCE THE MARKET IS YOUNG. COST OF COMPETING TECHNOLOGIES LIKE FOSSIL FUELS IS A STRONG DRIVER TO MOVE RAPIDLY TO NEW LOW-COST TECHNOLOGIES.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. We believe that our main sources of competition are crystalline silicon solar module manufacturers, other thin film solar module manufacturers and companies developing solar thermal and concentrated photovoltaic technologies.

At the end of 2005, the global photovoltaic industry consisted of more than 100 manufacturers of photovoltaic cells and solar modules. Within the photovoltaic industry, we face competition from crystalline silicon photovoltaic cell and solar module manufacturers, including BP Solar, Evergreen Solar, Kyocera, Motech, QCells, Renewable Energy Corporation, Sanyo, Schott Solar, Sharp, Mitsubishi, SolarWorld, GE Energy, Sunpower, Photowatt, Isofoton and Suntech. We also face competition from thin film solar module manufacturers, including Antec, Alwitra, UNI-Solar, Kaneka, Mitsubishi Heavy Industries, Shell Solar, United Solar and several crystalline silicon manufacturers who are developing thin-film technologies. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers, or their customers, several of which have already announced their intention to start production of photovoltaic cells, solar modules or turnkey production lines. In addition to manufacturers of photovoltaic cells and solar modules, we face competition from companies developing solar thermal and concentrated photovoltaic technologies.

SOME CELL MANUFACTURERS WHICH WERE TRADITIONALLY OUR SUPPLIERS ARE INTEGRATING DOWN THE MANUFACTURING CHAIN AND ARE ENTERING INTO MODULE MANUFACTURING, WHICH IS OUR CORE BUSINESS. THIS COULD NEGATIVELY AFFECT OUR ABILITY TO SOURCE CELLS FROM THESE MANUFACTURERS AND INCREASE COMPETITION IN OUR INDUSTRY.

Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage because they can realize economies of scale and purchase certain raw materials at lower prices. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result of their greater size, some of our competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. In addition, a significant increase in the supply of silicon feedstock or a significant reduction in the manufacturing cost of crystalline silicon solar modules could lead to pricing pressures for solar modules. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

OUR SUBSTANTIAL INTERNATIONAL OPERATIONS SUBJECT US TO A NUMBER OF RISKS, INCLUDING UNFAVOURABLE POLITICAL, REGULATORY, LABOR AND TAX CONDITIONS IN FOREIGN COUNTRIES.

Significantly, all of our manufacturing, marketing and distribution operations are outside the United States and we expect this to continue for the near future. In the fiscal year ended December 31, 2006, 100% of our sales were generated from customers in Switzerland. In the future, we expect to make sales worldwide and, as a result, we will be subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

•	difficulty in enforcing agreements in foreign legal systems;

•
foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•
fluctuations in exchange rates may affect product demand and may adversely affect our profitability in United States dollars to the extent the price of our solar modules and cost of raw materials and labor is denominated in a foreign currency;

•	inability to obtain, maintain or enforce intellectual property rights;

•	changes in general economic and political conditions in the countries in which we operate;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

•	difficulty with staffing and managing widespread operations;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our solar modules and make us less competitive in some countries; and

•	difficulty of and costs relating to compliance with the different commercial and legal requirements of the markets in which we offer and sell our solar modules.

Our business in foreign markets will require us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business. In addition, each of the foregoing risks is likely to take on increased significance if we implement our plans to expand into foreign manufacturing operations.

OUR INABILITY TO COMPLETE OUR PRODUCT DEVELOPMENT ACTIVITIES MAY SEVERELY LIMIT OUR ABILITY TO OPERATE AND FINANCE OPERATIONS.

Commercialization of our core technology will require significant additional research and development. We may not be able to complete the development of our core technology, or successfully market our technology in a timely and cost effective manner. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights relating to our technology. Any delays in the commercialization could potentially adversely affect our financial condition.

WE MAY LOSE OUR COMPETITIVENESS IF WE ARE NOT ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY RIGHTS AGAINST INFRINGEMENT, AND ANY RELATED LITIGATION MAY BE TIME CONSUMING AND COSTLY.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of trademark, patents and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights.

Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

WE HAVE NOT GENERATED ANY REVENUES FROM OPERATIONS USING OUR NEW PROPRIETARY TECHNOLOGY; AND IF WE ARE UNABLE TO DEVELOP MARKET SHARE AND GENERATE SIGNIFICANT REVENUES FROM THE COMMERCIALIZATION OR LICENSING OF OUR TECHNOLOGY, OUR BUSINESS MAY FAIL.

We operate in a highly competitive industry and our failure to compete effectively and generate income through the commercialization or licensing of our technology may adversely affect our ability to generate revenue. The business of engineering and producing high-performance photovoltaic modules for generating electricity is highly competitive and subject to frequent technological innovation with improved price or performance characteristics. There can be no assurance that our new or existing technologies will gain market acceptance. Management is aware of similar technologies against which our technology will compete. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition in the alternative energy industry may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our Company is currently developing. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

IF WE FAIL TO EFFECTIVELY MANAGE THE GROWTH OF OUR COMPANY AND THE COMMERCIALIZATION OR LICENSING OF OUR TECHNOLOGY, OUR FUTURE BUSINESS RESULTS COULD BE HARMED AND OUR MANAGERIAL AND OPERATIONAL RESOURCES MAY BE STRAINED.

As we proceed with the development of our technology and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

OUR ABILITY TO HIRE AND RETAIN KEY PERSONNEL WILL BE AN IMPORTANT FACTOR IN THE SUCCESS OF OUR BUSINESS AND FAILURE TO HIRE AND RETAIN KEY PERSONNEL MAY RESULT IN OUR INABILITY TO MANAGE AND IMPLEMENT OUR BUSINESS PLAN.

We are highly dependent upon our management personnel such as Jean-Christophe Hadorn, our Chief Executive Officer, and Sandrine Crisafulli, our Chief Financial Officer and Chief Operating Officer, because of their experience developing photovoltaic modules for generating electricity. The loss of the services of either or both of these individuals may impair management's ability to operate our Company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individual or to replace any business lost by his or her death. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business plan.

ALL OF OUR ASSETS AND A MAJORITY OF OUR DIRECTORS AND OFFICERS RESIDE OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST SES SWITZERLAND OR ANY OF OUR DIRECTORS OR OFFICERS.

Although we are organized under the laws of the State of Delaware, United States, our principal business office is located in Plan-les-Ouates, Switzerland. Outside the United States, it may be difficult for investors to enforce judgements against SES Switzerland that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, the majority of our directors and officers reside outside the United States, and nearly all of the assets of these persons and the Company’s assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is doubt as to the enforceability against SES Switzerland or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against SES Switzerland. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, it may be difficult to administer a United States bankruptcy case involving a Delaware company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court in the United States may not be enforceable against SES Switzerland.

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

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of the Company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers ("NASD") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy shares of common stock, which may limit a stockholder’s ability to buy and sell shares of stock and have an adverse effect on the market for shares of the Company’s stock.

Shares of our common stock are illiquid and the price of a share of our common stock may be negatively impacted by factors which are unrelated to our operations.

Shares of our common stock currently trade on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in shares of SES USA’s stock, in which case it could be difficult for stockholders to sell their shares of SES USA stock. The market price of shares of SES USA common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on shares of SES USA common stock.

We may be subject to liability because we did not timely file registration statements as required by our subscription agreements.

Pursuant to the subscription agreements we entered into in connection with the private placement in September 2006 and the private placement in November 2006, we granted registration rights to the investors. In each case, we agreed to file a registration statement within ninety (90) days after the closing of the private placement and we agreed to use reasonable commercial efforts to cause the registration statement to be declared effective.

We filed the registration statement on February 23, 2007. Because we failed to timely file the registration statement, holders of the registrable securities may claim that we are in breach of their subscription agreements and are liable for any damages that the holders may have suffered as a result of our breach. As of the date of this Annual Report on Form 10-KSB, no claim of that nature has been threatened or asserted against us. There can be no assurance that the registration statement will be declared effective. A successful claim against us could have a material adverse effect on our business and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office is located in Plan-les-Ouates, near Geneva, Switzerland.

Our company had been granted leasehold rights to land in Plan-les-Ouates, for which we paid a reservation cost of CHF9,053 ($7,195) per quarter, and which we paid for the last eight quarters for a total of CHF72,420 ($57,561). Rent for the entire 60-year term of the lease is CHF72,065 ($57,279) per year, commencing on July 1, 2006. We received authorization to build a manufacturing facility on the property from the State of Geneva on May 27, 2005 and the official right to use the land in February 2007.

We rent a 1,654 square meter building in Härkingen, Switzerland, from Drei Linden AG pursuant to a lease agreement for a monthly cost of CHF7,232 ($5,775). The lease agreement may be terminated with six months’ notice.

We also rent a 154 square meter building in Plan-les-Ouates from Cool SA pursuant to a lease agreement dated March 23, 2001 which was subsequently cancelled and replaced by a lease agreement dated February 20, 2002, for an annual cost of CHF51,204 ($40,889). The lease agreement was for a five-year term and may be terminated with six months’ notice. The lease agreement was renewed in February 2007 on the same terms and conditions.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has traded on the OTC Bulletin Board under the symbol "SESI" since June 21, 2006. From January 4, 2006 to May 16, 2006, our common stock had been quoted on the OTC Bulletin Board under our prior name The Electric Network.com, Inc. and traded under the symbol "ETNW" and from May 17, 2006 to June 20, 2006, our common stock had been quoted on the OTC Bulletin Board under our prior name Solar Energy Sources Inc. under the symbol "SOES".

As of May 14, 2007, there were 37 holders of record. This does not reflect those shares held in "street" name.

The table below sets forth the high and low bid prices per share of the common stock for each full quarterly period in the last two fiscal years as reported on the OTC Bulletin Board. With respect to OTC Bulletin Board quotes, these prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. No prediction can be made as to the effect, if any, that future sales of shares of our common stock or the availability of our common stock for future sale will have on the market price of our common stock prevailing from time-to-time.

On March 18, 2007, the last high and low bid prices for the common stock on the OTC Bulletin Board was H $.91 - L $.91.

Quarter Ended	High	Low
December 31, 2006	$0.88	$0.85
September 30, 2006	$1.70	$1.70
June 30, 2006	$1.24	$1.22
March 31, 2006	$0.65	$0.45

Dividend Policy

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The Company does not currently have any equity compensation plan.

Recent Issuances of Unregistered Securities.

On May 30, 2006, we issued an aggregate of 5,050,000 common shares to three off-shore investors at an issue price of $0.20 per share for total proceeds of $1,010,000 in accordance with the terms of three private placement agreements dated May 30, 2006. We paid a finder's fee of $3,636. We issued the common shares in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933).

On September 18, 2006, we issued an aggregate of 4,976,350 common shares to nineteen investors at an issue price of $0.80 per share for total proceeds of $3,981,080 in accordance with the terms of private placement agreements dated September 8, 2006. We issued 4,626,350 common shares in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to non-U.S. persons. We issued an aggregate of 350,000 common shares in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to four (4) U.S. investors, each of whom represented that they were accredited investors. We paid a commission of approximately $418,013 to a placement agent. Pursuant to the Subscription Agreement, we granted registration rights to the investors. We agreed to file a registration statement within ninety (90) days after the closing of the placement and to use reasonable commercial efforts to cause the registration statement to be declared effective. However, the Company did not timely file the Registration Statement and the Registration Statement has not yet been declared effective by the Securities and Exchange Commission.

In connection with the closing of the share exchange agreement on September 27, 2006, our Company issued an aggregate of 48,286,817 shares of our common stock to the three former stockholders of SES Switzerland. We issued the common shares in an offshore transaction in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 to non-U.S. persons. We paid a commission of approximately $228,000 to a placement agent.

On November 22, 2006, the Company issued an aggregate of 4,100,001 common shares (the “Shares”) to three investors at a price of $0.90 per share for gross proceeds of $3,690,000 (the “Transaction”) pursuant to private placement subscription agreements (the “Subscription Agreements”). The Shares were issued in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 by issuing the shares to non-U.S. persons in an offshore transaction. We paid approximately $369,001 to a placement agent. Pursuant to the Subscription Agreements, we granted registration rights to the investors. We agreed to file a registration statement within ninety (90) days after the closing of the Transaction and to use reasonable commercial efforts to cause the registration statement to be declared effective. However, the Company did not timely file the Registration Statement and the Registration Statement has not yet been declared effective by the Securities and Exchange Commission.

In connection with the Transaction, the Company entered into an agreement (the “Agreement”) with Lansing Securities Corp. (“Lansing”) pursuant to which we issued to Lansing warrants to purchase 1,500,000 shares of common stock at an exercise price of $.90 per share (the “Warrants”). The Warrants expire on November 22, 2010. The Warrants were issued to Lansing in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933. We also granted registration rights to Lansing covering the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”). We agreed to include the Warrant Shares in the next registration statement our Company filed with the Securities and Exchange Commission. The Warrant Shares were included in a registration statement filed in February 2007. As of the date of this Annual Report, the registration statement has not been declared effective by the Securities and Exchange Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

We are engaged in the business of engineering, producing, distributing, and selling high-performance photovoltaic modules for generating electricity, and producing turnkey building-integrated systems and photovoltaic solar power plants.

On September 27, 2006, SES USA completed a share exchange agreement with SES Switzerland. As a result of the share exchange agreement, SES USA abandoned its previous internet-based auction website business and commenced the business of engineering, manufacturing and distributing high-performance photovoltaic solar tiles and modules for generating electricity and producing turnkey building-integrated systems and photovoltaic solar power plants. Because SES USA is the successor business to SES Switzerland and because the operations and assets of SES Switzerland represent our entire business and operations from the closing date of the share exchange agreement, our management's discussion and analysis and plan of operations are based on SES Switzerland's financial results for the relevant periods.

Selected Financial Data

Balance Sheets

	December 31
	2006	2005
	$
Total current assets	6,545,993	561,220
Total long-term assets	761,677	219,574
Total current liabilities	862,816	547,495
Total long-term liabilities	794,810	735,539
Total liabilities and stockholders’ equity	7,307,670	780,794

Statement Of Operations

	Year ended December 31
	2006	2005
	$
Total revenues	129,275	1,100,474
Total cost of goods sold (exclusive of depreciation shown separately below)	(95,333)	(1,018,490)
Depreciation and amortization	45,090	52,614
General and administrative expenses	1,246,268	492,479
Interest expense	(56,757)	(42,302)
Interest Income	19,384	—
Foreign exchange gain	55,281	—
Total other income (expense)	17,908	(42,302)
Taxes	—	—
Net (loss)/profit	(1,239,507)	(505,411)
Other compensative income: translation adjustment	(309,709)	29,476
Comprehensive loss	(1,549,216)	(475,935)

Material Trends and Uncertainties

Periodic changes occur in our Company’s industry and business making it reasonably likely that aspects of our future operating results could be materially different from our historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. Our Company attempts to identify and describe these trends, events, and uncertainties to assist stockholders in assessing the likely future performance of our Company. Stockholders should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that may result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect our Company. As a result, stockholders are encouraged to use this and other information to judge for themselves the likelihood that past performance will be indicative of future performance.

The trends, events, and uncertainties set out in the remainder of this section have been identified by our Company as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

We expect that the world photovoltaic market will increase approximately 20 to 30% per year based on the history of the market. However, there is uncertainty as to where and how the increase will occur.

Regulations in Germany, a major European market for our products and services, may change unfavorably with regard to photovoltaic electricity. Any unfavorable regulation in Germany would have a major impact on the photovoltaic market. However, other countries may establish incentives to increase solar photovoltaic energy production. The market is heavily dependent on public policies and, as a result, such policies present the greatest uncertainties for our products. In addition, breakthrough technologies might emerge in thin films or nanoscience, which reduce the cost of photovoltaic cells. Shortages in the supply of polysilicon in 2007 may also affect the increase in the photovoltaic market.

Liquidity

The ability of our Company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

Capital Expenditures

We anticipate capital expenditures during the fiscal year ending December 31, 2007 to construct a new manufacturing facility CHF10,500,000 ($8,608,321) and to purchase new machinery CHF3,000,000 ($2,459,520). We anticipate financing these expenditures through current debt financing and available cash.

RESULTS OF OPERATIONS - COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2006 AND 2005

Net Loss

Our company’s net loss for the year ended December 31, 2006 was $1,239,507, as compared to a net loss of $505,411 for the year ended December 31, 2005. The increase in net loss during the year ended December 31, 2006 was the result of very limited margins on revenue, personnel costs to develop the new activities of our subsidiary ($184,710), new research expenses ($151,246) and placement expenses in connection with the private placements of our securities ($594,286).

Revenues and Cost of Goods Sold

Total revenue for the year ended December 31, 2006 was $129,275, which represents an approximately 88.2% decrease from the total revenue of $1,100,474 for the year ended December 31, 2005. The decrease in revenues was primarily attributable to the fact that our two main projects during 2006 could not be completed prior to year-end. We recognize revenue on the completed-contract method, and therefore when the projects are completed.

Cost of goods sold for the year ended December 31, 2006 was $95,333, which represents a decrease of $923,157 as compared with cost of goods sold of $1,018,490 for the year ended December 31, 2005. The decrease in cost of goods sold was primarily attributable to the fact that our two main projects during 2006 could not be completed prior to year-end. Cost of goods sold for the year ended December 31, 2006 was approximately 74% of total revenues compared with approximately 92.6% of total revenues for the year ended December 31, 2005. The decrease in our cost of goods sold as a percentage of revenues was due to a decrease in the cost of goods we used in production. Cost of goods sold is highly dependent on quantities being purchased from suppliers.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2006 were $1,291,358, which represents a 137% increase in operating expenses of $545,093 for the twelve months ended December 31, 2005. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our Company’s operating expenses.

Personnel and rent expenses for the twelve months ended December 31, 2006 were $184,710 and $138,163, respectively, compared to $121,867 and $113,590, respectively, for the twelve months ended December 31, 2005. Our personnel and rent expenses were higher for the twelve months ended December 31, 2006, because of the increase in personnel needed to develop SES Switzerland's business.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2006 were $772,149 compared to $158,659 for the twelve months ended December 31, 2005, representing an increase of approximately 387%. The increase was mainly due to consultant fees in connection with the private placements of our securities.

Other Income (Expense)

Interest expense increased to $56,757 for the twelve months ended December 31, 2006 as compared to $42,302 for the twelve months ended December 31, 2005, representing an increase of approximately 34%. The increase in interest expense was primarily attributable to the increase in the amount of the loan from the State of Geneva. On March 22, 2006, the loan from the State of Geneva was increased from CHF969,470 ($794,810) to CHF1,469,470 ($1,204,730) (using the 2006 exchange rate of $1.00 = CHF1.21975 as per Note 3 to the Consolidated Financial Statements hereto). Accordingly interest expense increased.

Interest income for the year ended December 31, 2006 was $19,384 as compared to $0 for the year ended December 31, 2005. The interest income earned in the year ended December 31, 2006, was received from time deposits.

Foreign exchange gain for the year ended December 31, 2006 was $55,281 as compared to $0 for the year ended December 31, 2005. The historical financial statements prior to September 27, 2006 are those of SES Switzerland, which conducts substantially all its business and incurs costs in Swiss Francs ("CHF").

Liquidity and Capital Resources

Our company’s principal cash requirements for 2006 were for operating expenses, including consultancy costs, placement fees, staff costs, and accounts payable.

As of December 31, 2006, our company had working capital of $5,683,177 compared with working capital of $13,725 as of December 31, 2005. The cash and cash equivalents of our company increased to $6,016,666 as at December 31, 2006, as compared to $35,170 as of December 31, 2005 as a result of our private placements and proceeds from loans.

The ability of our company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our company raised and received additional capital of $8,681,081 between May 30, 2006, and November 22, 2006, in connection with the closing of the three private placement transactions.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received in the equity financings will be sufficient to meet our working capital requirements for the next twelve months.

Operating Activities

Operating activities used net cash of $1,781,847 for the year ended December 31, 2006, as compared to $529,060 of net cash used in operating activities for the year ended December 31, 2005. The net cash used in operating activities was mainly attributable to consultant fees, salaries, rents, and other general and administrative expenses.  The variation between 2006 and 2005 is due to the higher net loss for 2006.

Investing Activities

Net cash provided by investing activities was $17,443 during the year ended December 31, 2006, as compared to $48,822 used in investing activities during the year ended December 31, 2005. The increase in investing activities was largely due to cash raised by the Company in connection with the private placements and investments made in the new facility development. We expect capital expenditures of approximately CHF13,500,000 ($11,067,841) (using the exchange rate of $1.00 - CHF1.21975 as per Note 3 to the Consolidated Financial Statements hereto) in 2007 as we construct our new manufacturing facility and purchase additional equipment.

Financing Activities

Net cash provided by financing activities was $8,011,229 for the year ended December 31, 2006, as compared to financing activities which provided cash of $50,482 for the year ended December 31, 2005.

The cash received in 2006 was mainly the result of private placement transactions net of transaction costs and proceeds of loans. As for the year 2005, cash provided by financing activities was due to proceeds from loans.

Capital Expenditures

As of December 31, 2006, our Company did not have any material commitments for capital expenditures other than the purchase of new machinery and the completion of the new facility. Management anticipates capital expenditures during 2007 and 2008 of approximately CHF10,500,000 ($8,608,321) for the new building and CHF3,000,000 ($2,459,520) for new machinery.

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our Swiss operations accounted for 100% of our sales in fiscal year 2006, and 100% of our sales in fiscal year 2005. In such periods, all of our international sales were denominated in Swiss Francs (CHF).

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our outstanding loan obligations and any possible construction loan. If the interest rate ultimately fixed by our bankers for the construction loan financing is higher than we currently anticipate this will increase the cash used for operating activities.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the Notes to our Consolidated Financial Statements included in this Form 10-KSB for the fiscal year ended December 31, 2006. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements. The Consolidated Financial Statements include the accounts of SES USA and its wholly owned subsidiary, SES Switzerland. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Foreign Currency Translation

The currency of  SES USA is the U.S. dollar, whereas the wholly owned subsidiary's functional currency is the Swiss Franc. The financial statements of the Company's wholly owned subsidiary, SES Switzerland, are translated to U.S. dollar equivalents under the current method in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from intercompany receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

Cash Equivalents

We consider all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Receivables and Credit Policies

Our accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and our stability as it relates to our current customer base.  We recorded no bad debt expense during the years ended December 31, 2006 and 2005 for trade receivables.

Product Inventory

Our product inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is accounted for at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Warranties

Since our commencement we have had no warranty claims. Our production has been low and components have been purchased for photovoltaic installations, all of which have their own warranties. Since we have not yet started producing our own photovoltaic cells and warranty claims can be thus exercised against our suppliers, we do not believe that discussion of warranties is a critical accounting policy, currently, but this may become so in the future.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collection is reasonably assured.

Revenues and profits from general management of construction-type contracts are recognized on the completed-contract method and therefore when the project is completed. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. Costs in excess of amounts billed are classified as current assets under Work in Progress. Billings in excess of cost are classified under current liabilities as Prepayments. Any anticipated losses on contracts are charged to operations as soon as they are determinable. No unbilled revenue has been recognized so far.

For the fiscal years ended 2006 and 2005, we had no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at year end are expected to be collected during the current period.

ITEM 7. FINANCIAL STATEMENTS

The full text of our audited Consolidated Financial Statements for the years ended December 31, 2006, and December 31, 2005 begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

We changed accountants from Manning Elliot LLP to BDO Visura on November 2, 2006, and there has been no change of accountants nor any disagreement with accountants on any matter of accounting practices or financial statement disclosure or auditing scope or procedure required to be reported under this item.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that prior to the completion of the financial statements included in this Annual Report on Form 10-KSB there were material weaknesses regarding financial reporting under U.S. generally accepted accounting principles primarily attributable to SES Switzerland's accounting being subject to Swiss law and not U.S. generally accepted accounting principles, but that now the Company has in place disclosure controls and procedures effective to provide reasonable assurance that all material information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition the Company is in the process of hiring people experienced with U.S. generally accepted accounting principles to cure prior weaknesses. There has been no significant change in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting subsequent to December 31, 2006.

ITEM 8B. OTHER INFORMATION

None.

PART III

MANAGEMENT

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following individuals serve as the directors and executive officers of our Company and our subsidiary. All directors of our Company and our subsidiary hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. The executive officers of our Company and our subsidiary are appointed by their respective boards of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed	Expiration of Current Term 2007
Jean-Christophe Hadorn	Chief Executive Officer and Director of SES USA President and Director of SES Switzerland	51	September 27, 2006 August 20, 2004	2007 2007

Sandrine Crisafulli	Chief Financial Officer and Chief Operating Officer of SES USA Managing Director and Chief Financial Officer of SES Switzerland	48	September 27, 2006 October 1, 2001	2007 2007

Daniel Erné	Director of SES USA Director and Secretary of SES Switzerland	51	September 27, 2006	2007

Christiane Erné	Director of SES USA	53	September 27, 2006	2007

Michael D. Noonan	Director of SES USA	48	September 27, 2006	2007

Dr. John Veltheer	Director of SES USA	41	November 7, 2005	2007

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our Company and the executive officer and director of our subsidiary, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jean-Christophe Hadorn, Chief Executive Officer and Director of SES USA, President and Director of SES Switzerland

Mr. Hadorn received his Civil Engineering Master’s degree from the Swiss Federal Institute of Technology in Lausanne in 1979 and his Master’s in Business Administration from HEC University of Lausanne in 1997. Mr. Hadorn began his career in 1979-1981 as a researcher on large scale storage of solar heat in deep aquifiers and then, in 1981-1985, moved to work with a solar energy and engineering company SORANE SA, Lausanne, Switzerland where he advised architects and designed energy concepts for buildings. Mr. Hadorn worked for 10 years from 1986 to 1995 as a project leader with BSI Engineering, Lausanne, on a geographical information system software product for the design and management of energy networks, code named HyperBird. He worked 4 years as an independent energy consultant while studying for his MBA at HEC Lausanne. Since 1995 Mr. Hadorn has worked with BASE Consultants SA, Geneva, a strategy and management consulting company which advises public and private businesses. Since 1985 Mr. Hadorn has lead national solar energy and heat storage research programs by the Swiss government. From 2003 to 2005 he was asked by the French government to set up the National Institute of Solar Energy in France. Mr. Hadorn has participated in several IEA (International Energy Agency) tasks within the Solar Heating and Cooling Program of this IEA(Task 7, Task 26, and Task 32, which he currently leads as an Operating Agent since 2003 and 2007). Mr. Hadorn is also one of the directors of our wholly owned subsidiary, SES Switzerland.

Sandrine Crisafulli, Chief Financial Officer and Chief Operating Officer of SES USA, Managing Director and Chief Financial Officer of SES Switzerland

Ms. Crisafulli received a certificate of commerce in commercial studies in Lausanne. Ms. Crisafulli has experience in financial and administrative management. Ms. Crisafulli has been in charge of production control and human resources and has been the Chief Financial Officer of SES Switzerland since October 2001. Before joining SES Switzerland, Ms. Crisafulli worked as an administrative director and was responsible for finance for N.E. Achille (1995). Ms. Crisafulli also occupied administrative positions at Noth in 1983 and Inasco in 1980.

Daniel Erné, Director of SES USA, Director and Secretary of SES Switzerland

Mr. Erné has more than 25 years of experience in international trade. Mr. Erné manages several different private companies in France and acts as a consultant to companies active in international trading including Daniel L (1980-1992), Delta Automobiles (1992-1999) and Securiguard since 2000.

Christiane Erné, Director of SES USA

In 1979 Ms. Erné worked in public relations and then as hotel director for Societe d'Exploitation et Gestion Hoteliere from 1981 to 1984. Since 2001, Ms. Erné has been active in the development of renewable energies and associated technologies through SES Switzerland. Ms. Erné received a diploma in economics from the University of Geneva in 1974.

Michael D. Noonan, Director of SES USA

Mr. Noonan has more than 15 years of investor relations, corporate finance and corporate governance experience. Mr. Noonan has served as the Vice President, Corporate and a director of Sky Petroleum, Inc., a company quoted on the OTC Bulletin Board in the United States since August 25, 2005. Prior to joining Sky Petroleum, Mr. Noonan worked for Forgent Networks for four years (2002-2006) where he most recently served as the Senior Director of Investor Relations. Prior to working at Forgent Networks, Mr. Noonan was employed for two years (2000-2002) by Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan has also served as director of investor relations and corporate communications at Integrated Electrical Services (1999-2000), an electrical services company, and manager of investor relations and public affairs for Sterling Chemicals (1997-1999), a manufacturer of commodity chemicals. Mr. Noonan is currently a director of Bonanza Resources Corporation. Mr. Noonan received a Master of Business Administration degree from Athabasca University in Alberta, Canada (1999); a Bachelor of Arts degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada in 1986; and an Executive Juris Doctorate from Concord School of Law in Los Angeles, California in 2006.

Dr. John Veltheer, Director of SES USA

Dr. John Veltheer has had experience at the president, officer and director levels for the past eight years. From 1999 to 2000, Dr. Veltheer was President and director of SUMmedia.com Inc., a company quoted on the OTC Bulletin Board in the United States, where, in addition to fundraising activities, Dr. Veltheer oversaw the running of one of the internet's first eCoupon portals. From 2002 to 2003, Dr. Veltheer was the President and a director of Rapidtron, Inc., a company quoted on the OTC Bulletin Board in the United States, a leading provider of Radio Frequency Smart access control and ticketing/membership systems, where Dr. Veltheer was responsible for compliance with U.S. securities laws and corporate governance. From 2003 to 2005, Dr. Veltheer was Vice-President, Business Development and later Chief Operating Officer and director of House of Brussels Chocolates, Inc., a company quoted on the OTC Bulletin Board in the United States, whose primary business was gourmet chocolate wholesaling. From November 8, 2005, to September 27, 2006, Dr. Veltheer was President and Chief Executive Officer of SES USA. Dr. Veltheer is currently the Chief Executive Officer, Secretary, Treasurer and a director of Vecten Corporation, a startup private equity fund. Dr. Veltheer is currently the President, Secretary and Treasurer of Texada Ventures Inc., a company quoted on the OTC Bulletin Board in the United States, whose primary business is mining. Dr. Veltheer continues to serve as the President and a director of Iridium Capital Inc., a private Canadian company that provides its clients with start-up consulting services. Dr. Veltheer received his B.Sc. (Honours) from Queen's University in 1988 and his Ph.D. from the University of British Columbia in 1993.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Family Relationships

Except for Daniel Erné and Christiane Erné, who are husband and wife, there are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Code of Ethics

We have adopted a code of ethics that is applicable to our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics can be found as an Exhibit to this Annual Report on Form 10-KSB and under the heading “Policy on Business Ethics for Directors, Officers and Employees” on our website at www.sessolar.com.

Stockholder Communications

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this Report.

Audit Committee

The Company does not have a separately designated standing audit committee or committee performing similar functions. The entire board of directors is acting as the Company's audit committee.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our Company does not believe that it is necessary to have an audit committee because our Company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Section 16(a) Beneficial Ownership Reporting Compliance

John Veltheer, a director of the Company, failed to file timely a report on Form 4 as required by Section 16(a) of the Exchange Act during the most recent fiscal year. The Form 4 was subsequently filed on February 26, 2007. Mr. Veltheer filed only one late report, relating to only one transaction.

ITEM 10. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons: (i) our principal executive officer; (ii) each of our two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of the most recently completed financial year ended December 31, 2006; and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year who we will collectively refer to as the named executive officers, for our two most recently completed fiscal years ended December 31, 2006, are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
John Veltheer (1) past president, chief executive officer of SES USA and current director of SES USA	2006 2005	36,000 3,500		— —	— —		36,000 3,500

Jean-Christophe Hadorn(2) chief executive officer and director of SES USA, president and director of SES Switzerland	2006 2005	— __		— __	— __	95,827 7,141	95,827 7,141

Sandrine Crisafulli(3) chief financial officer and chief operating officer of SES USA, managing director and chief financial officer of SES Switzerland	2006 2005	23,957(4 66,759(4	) )	—	—	1,996	25,953(4 66,759(4	) )

Daniel Erné Director and Secretary of SES Switzerland	2006	23,957(4)		—	—	1,996	25,953(4)

(1)
Dr. John Veltheer was appointed as our President, Chief Executive Officer and a director of SES USA on November 7, 2005. We paid Dr. Veltheer $2,000 per month from the date of appointment through our fiscal year end on December 31, 2005. From January 1, 2006 to May 31, 2006, Dr. Veltheer was paid $2,000 per month; from June 1, 2006 to November 30, 2006, he was paid $4,000 per month; and he was paid $2,000 during December 2006. The Company ceased paying compensation to Dr. Veltheer as of December 31, 2006. Dr. Veltheer resigned as President of SES USA on September 27, 2006.

(2)
Mr. Hadorn became the Company's Chief Executive Officer on September 27, 2006. Effective January 1, 2006, SES Switzerland entered into a consulting agreement with Base Consulting. The consulting agreement terminated on December 31, 2006, but SES Switzerland has renewed the agreement for an additional year on the same terms and conditions. Base Consulting is paid a daily consulting fee of CHF1,500 with a guarantee of 680 hours for an annual consulting fee of CHF120,000 ($95,827), calculated using an exchange rate of 1.25225 as per Note 3 to the Consolidated Financial Statements. The services provided by Base Consulting are performed by Mr. Jean Christophe Hadorn, Chief Executive Officer and Director of SES USA and President and Director of SES Switzerland. Mr. Hadorn was paid the sum of CHF8,900 ($7,141) in consulting fees for 2005.

(3)
Pursuant to the terms of an employment agreement dated October 1, 2006 between Ms. Crisafulli and our subsidiary SES Switzerland, Ms. Crisafulli became the Company's Chief Financial Officer and Chief Operating Officer on September 27, 2006

(4)
Ms. Crisafulli, Mr. Erné, and Base Consulting were paid in Swiss Francs. The dollar figures were calculated using the exchange rate of 1.25225 as per Note 3 to the Consolidated Financial Statements hereto.

No executive officer of our Company received annual salary and bonus in excess of $100,000 for our Company's prior fiscal year ended December 31, 2005 before the reverse acquisition of our Company nor has an executive officer of our Company received annual salary and bonus in excess of $100,000 for our Company's fiscal year ended December 31, 2006.

Employment Contracts and Termination of Employment Arrangements

SES Switzerland has entered into an employment agreement with Sandrine Crisafulli dated October 1, 2006. Mrs. Crisafulli receives an annual salary of CHF130,000 ($108,333) (as per exchange rate of 1.25225 set forth in Note 3 to the Consolidated Financial Statements hereto) in consideration for management services for five years. Upon the termination of employment SES Switzerland is obligated to pay Mrs. Crisafulli an amount equal to two years' salary for each completed three years of service. Mrs. Crisafulli is the Chief Financial Officer of SES USA and SES Switzerland.

SES Switzerland has entered into an employment agreement with Daniel Erné effective October 1, 2006. Mr. Erné receives an annual salary of CHF130,000 ($108,333) in consideration for management services. Mr. Erné is the husband of Christiane Erné, the Company’s principal stockholder, and a director of SES USA and SES Switzerland.

In addition, there are no compensatory plans or arrangements with any executive officer of SES Switzerland, other than Mrs. Crisafulli, for payments to be made to such officers following the retirement, resignation or termination of any executive officer's employment or change in the executive officer’s responsibilities following a change in control with SES Switzerland.

Stock Option Plan

Currently, our Company does not have a stock option plan in favor of any director, officer, consultant or employee of our Company.

Stock Options/Stock Awards

Our Company has not granted any options or stock awards during our prior fiscal year (either before or after the reverse acquisition).

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay directors’ fees or other cash compensation for services rendered as a director during our prior fiscal year before the reverse acquisition ended December 31, 2005, nor during our fiscal year ended December 31, 2006 other than to Mr. Jean-Christophe Hadorn in the amount of CHF10,000 ($8,024) for 2005 as a directors’ fee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have an equity compensation plan.

Principal Stockholders

The following table sets forth, as of May 14, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of the individuals named in the Summary Compensation Table," each current director and all of our current directors and executive officers as a group. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Christiane Erné c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	48,286,817(2)	66.1%

Jean-Christophe Hadorn c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	2,414,341(3)	3.30%

Dr. John Veltheer c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	105,000(4)	*

Daniel Erné c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	0	0

Michael D. Noonan c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	0	0

Sandrine Crisafulli c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	0	0

SG Private Banking (Suisse) S.A. Avenue de Rumine 20 Case Postale 220 Ch-1001 Lausanne Switzerland	6,779,167	9.28%
Directors and Executive Officers as a Group (6 persons)	48,391,817	66.22%

*	less than 1%

(1)
Based on 73,081,168 shares of common stock issued and outstanding as of May 14, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)
Mrs. Erné holds 43,458,135 shares directly and indirectly holds 2,414,341 shares held by Claudia Rey pursuant to a voting trust agreement and indirectly holds 2,414,341 shares held by Jean-Christophe Hadorn pursuant to a voting trust agreement. Of the 43,458,135 shares held directly by Ms. Erné 9,000,000 shares are pledged as security for repayment of a loan made by Service Cantonale de l'Energie to SES and 12,729,067 shares are pledged pursuant to the terms of the Credit Line Agreement. All of the 48,286,817 shares are held in escrow as more fully described in Item 12.

(3)
500,000 shares are pledged as security for repayment of a loan made by Service Cantonale de l'Energie to SES Switzerland and 707,170 shares are pledged pursuant to the terms of the Credit Line Agreement. All 2,414,341 shares are held indirectly by Ms. Erné pursuant to a voting trust agreement.

(4)	Dr. Veltheer holds 102,500 shares directly and indirectly he holds 2,500 shares through his wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On August 31, 2006, we entered into a share exchange agreement with SES Switzerland, a private Swiss corporation and the former stockholders of SES Switzerland; namely, Christiane Erné, Director of SES USA, Jean-Christophe Hadorn, Chief Executive Officer and Director of SES USA, and Claudia Rey. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common shares of SES Switzerland occurred on September 27, 2006. In accordance with the closing of the share exchange agreement, we issued 48,286,817 shares of common stock to the former stockholders of SES Switzerland in exchange for the acquisition, by our company, of all of the 39,500 issued and outstanding common shares of SES Switzerland on the basis of 1,222.451 shares of common stock for every one common share of SES Switzerland.

In connection with the closing of the share exchange agreement, SES USA entered into the Canton Geneva escrow agreement dated September 15, 2006, with Christiane Erné, a Director, Jean-Christophe Hadorn, our Chief Executive Officer and Director and President and Director of SES Switzerland, Claudia Rey, Service Cantonal de L’Energie and Clark Wilson LLP. Pursuant to the terms of the escrow agreement, we agreed to appoint Clark Wilson LLP as escrow agent to accept, hold and deliver 10,000,000 shares of common stock in the capital of our company, issuable to Christiane Erné, Jean-Christophe Hadorn and Claudia Rey pursuant to the share exchange agreement, in order to secure the repayment of a loan made by Service Cantonal De L’Energie to SES Switzerland, all of the issued and outstanding capital stock of which was held by Christiane Erné, Jean-Christophe Hadorn and Claudia Rey. The 10,000,000 shares of common stock are to be delivered from escrow by the escrow agent as follows:

(a) upon repayment of the loan to Service Cantonal De L’Energie:

(i) if within two years from the closing of the share exchange agreement, to the escrow agent under the long term escrow agreement (as discussed below), or

(ii) if after two years from the closing of the share exchange agreement, to Christiane Erné, Jean-Christophe Hadorn and Claudia Rey; or

(b) upon default of the loan, to Service Cantonal De L’Energie,

as more particularly described in the Canton Geneva escrow agreement.

In connection with the closing of the share exchange agreement, we entered into a credit line escrow agreement dated September 1, 2006, with Christiane Erné, Jean-Christophe Hadorn, Claudia Rey and Clark Wilson LLP. Pursuant to the terms of the credit line escrow agreement, we agreed to appoint Clark Wilson LLP as escrow agent to accept, hold and deliver 24,143,410 shares of common stock of our Company issuable to Christiane Erné, Jean-Christophe Hadorn and Claudia Rey pursuant to the share exchange agreement. The credit line escrow agreement was amended on October 27, 2006, and November 30, 2006, to extend the deadline for obtaining the credit line financing from October 31, 2006, to November 30, 2006, and then to November 30, 2007. The 24,143,410 shares of common stock are to be delivered from escrow by the escrow agent as follows:

(a) into subsequent escrow in accordance with the terms of the long term escrow agreement (as described below) if our Company closes a financing of at least CHF12,000,000 ($9,537,960) on or before November 30, 2007; or

(b) to our Company for immediate cancellation if we do not close a financing of at least CHF12,000,000 ($9,537,960) on or before November 30, 2007,

as more particularly described in the credit line escrow agreement.

In connection with the closing of the share exchange agreement, we entered into a long term escrow agreement dated September 1, 2006, with Christiane Erné, Jean-Christophe Hadorn, Claudia Rey and Clark Wilson LLP. Pursuant to the terms of the long term escrow agreement, we agreed to appoint Clark Wilson LLP as escrow agent to accept, hold and deliver:

(a) 14,143,407 shares of common stock of our Company issuable to Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey pursuant to the share exchange agreement; and

(b) 24,143,410 shares of common stock of our Company issuable to Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey pursuant to the share exchange agreement which are released but not cancelled from escrow pursuant to the terms of the credit line escrow agreement.

(c) 10,000,000 shares of common stock of our Company issuable to Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey pursuant to the Canton Geneva escrow agreement which are released upon repayment of the loan to Service Cantonale de l'Energie if within two years of the closing of the share exchange agreement.

The shares of common stock of our Company held in escrow pursuant to the terms of the long term escrow agreement are to be delivered from escrow by the escrow agent to Christiane Erné, Jean-Christophe Hadorn and Claudia Rey on the second anniversary of the closing of the share exchange agreement, as more particularly described in the long term escrow agreement.

Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($15,971.25) (using the exchange rate set forth in Note 3 to the Consolidated Financial Statements hereto). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the full term. Flannel Management’s consulting services are rendering by Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Operating Officer and Chief Financial Officer of SES USA and Chief Financial Officer of SES Switzerland.

On December 20, 2006, SES Switzerland executed a construction loan with Ms. Christine Erné, the Company’s principal stockholder, to enable SES Switzerland to commence construction of a new manufacturing facility near Geneva, Switzerland during 2007. The construction loan is in the amount of CHF2,700,000 ($2,205,090). The Company will pay interest of 4.5% per annum. The funds will be disbursed as soon as construction has begun. The Company now anticipates construction to begin in the second quarter of 2007.

Director Independence

The Company’s Board of Directors consists of Jean-Christophe Hadorn, Daniel Erné, Christiane Erné, Michael Noonan and Dr. John Veltheer. Of such directors, only Michael D. Noonan is “independent” as such term is defined in the Marketplace Rules of the Nasdaq Stock Market.

ITEM 13. EXHIBITS

Exhibits

          Copies of the following documents are included as exhibits to this Annual Report on Form 10-KSB pursuant to Item 601 of Regulation S-B:

Exhibit Number	Description
2.1
Share Exchange Agreement dated August 31, 2006, among our Company, SES Switzerland and the stockholders of SES Switzerland (incorporated by reference from our Current Report on Form 8-K filed on September 1, 2006)

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on June 27, 2002)

3.3	Certificate of Ownership (incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006)

3.4	Certificate of Ownership (incorporated by reference from our Current Report on Form 8-K filed on August 25, 2006)

10.1	Services Agreement dated May 1, 2004 between The Electric Network.com, Inc. and Binary Environments Ltd. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 17, 2004)

10.2	Promissory Note dated November 2, 2005 between The Electric Network.com Inc. and Dr. John Veltheer (incorporated by reference from our Current Report on Form 8-K filed on November 28, 2005)

10.3	Promissory Note dated January 19, 2006 between The Electric Network.com Inc. and IFG Trust Services Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on February 21, 2006)

10.4	Term Sheet with SES Switzerland, dated May 15, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 16, 2006)

10.5
Amendment to Term Sheet dated June 15, 2006, among Electric Network.com Inc., SES Switzerland and the shareholders of SES Switzerland (incorporated by reference from our Current Report on Form 8-K filed on June 19, 2006)

10.6
Amendment to Term Sheet dated August 15, 2006, among SES USA, SES Switzerland and the shareholders of SES Switzerland (incorporated by reference from our Current Report on Form 8-K filed on August 18, 2006)

10.7	Finder's Fee Agreement dated August 31, 2006, between SES USA. and Standard Atlantic (Suisse) S. A. (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)

10.8
Canton Geneva Escrow Agreement dated September 15, 2006, among SES USA., Christiane Erné, Jean-Christophe Hadorn, Claudia Rey, Service Cantonal De L'Energie and Clark Wilson LLP (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)

10.9
Credit Line Escrow Agreement dated September 1, 2006, among SES USA., Christiane Erné, Jean-Christophe Hadorn, Claudia Rey and Clark Wilson LLP (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)

10.10
Long-Term Escrow Agreement dated September 1, 2006, among SES USA., Christiane Erné, Jean-Christophe Hadorn, Claudia Rey and Clark Wilson LLP (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)

10.11	Employment Agreement dated September 14, 2006 between SES Switzerland and Sandrine Crisafulli (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)

10.12
Loan Agreement dated October 10, 2003 and November 6, 2003 between SES Switzerland and Fonds Pour le Development des Energies Renouvelables et les Economies d'Energie (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.13	Co-operation Agreement dated October 13, 2003 between SES Switzerland and Schott Solar GmbH (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.14	Employment Agreement dated October 1, 2001 between SES Switzerland and Sandrine Crisafulli (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.15
Loan Agreement dated January 21, 2004 between SES Switzerland and Fonds Pour le Developpement des Energies Renouvelables et les Economies d'Energie (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.16	Loan Agreement dated April 7, 2004 and April 10, 2004 between SES Switzerland and UBS SA (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.17	Partnership Agreement dated September 29, 2004 between SES Switzerland and Suntechnics Fabrisolar AG (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.18	Consulting Agreement dated January 16, 2005 between Jean-Christophe Hadorn and SES Switzerland (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.19	Development Contract dated June 17, 2005 between SES Switzerland and Karl Steiner S.A. (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.20	Co-operation Agreement dated July 19, 2005 between SES Switzerland and Firstec S. A. (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.21	Voting Trust Agreement dated September 12, 2005 between Christian Erne and Claudia Rey (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.22	Voting Trust Agreement dated February 22, 2006 between Christiane Erne and Jean-Christophe Hadorn (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.23	Employment Agreement dated May 1, 2006 between SES Switzerland and Bernard Balmer (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.24	Assignment of Rights Agreement dated August 31, 2006 between SES Switzerland and Jean-Cristophe Hadorn (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.25	Assignment of Rights Agreement dated August 31, 2006 between SES Switzerland and Olivier Ouzilou (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.26	Assignment of Rights Agreement dated August 31, 2006 between SES Switzerland and Sandrine Crisafulli (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.27	Assignment of Rights Agreement dated September 15, 2006 between SES Switzerland and Sylvere Leu (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.28	Amendment No. 1 to Credit Line Escrow Agreement dated October 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed on Novemeber 2, 2006)

10.29	Amendment No. 2 to Credit Line Escrow Agreement dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2006)

10.30	Form of Employment Agreement dated October 1, 2006 between SES Switzerland and Sandrine Crisafulli*

10.31	Form of Employment Agreement dated October 1, 2006 between SES Switzerland and Daniel Erné*

10.32	Form of Consulting Agreement dated October 1, 2006 between SES Switzerland and Flannel Management Sarl*

10.33	Construction Credit Contract dated December 20, 2006 between SES Switzerland and Banque Cantonale de Geneve*

10.34	Construction loan dated November 30, 2006 between SES Switzerland and Christiane Erné*

11	Statement re: computation of per share earnings (incorporated herein by reference to Note 3 of the Consolidated Financial Statements)*

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2005)

16.1	Letter on change in certifying accountants (incorporated by reference from our Current Report on Form 8-K filed on November 8, 2006)

21.1	List of Subsidiaries*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

*	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants BDO Visura for the audits of our financial statements included in Form 8-K/A and 10-QSB and for the financial statements included in our Annual Report on Form 10-KSB as well as services related to responding to SEC comment letters on our Form 8-K/A and 10-QSB were approximately $91,621 (CHF114,800) for the year ended December 31, 2006. BDO Visura did not perform any audit work for 2005 before the reverse merger in 2006.

The aggregate fees billed for professional services rendered by our predecessor principal accountants Manning Elliott for the audits of our financial statements included in Form 8-K/A and 10-QSB were approximately $9,200 for the year ended December 31, 2006. The aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2005 were approximately $8,250.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our principal accountants, BDO Visura, that are reasonably related to the performance of the audit and review of the Company's financial statements were $0 and $0 for 2005 and 2006, respectively.

The aggregate fees billed for assurance and related services by our principal accountants, Manning Elliott, that are reasonably related to the performance of the audit and review of the Company's financial statements were $0 and $0 for 2005 and 2006, respectively.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning and other products and services by our principal accountants, BDO Visura, were $0 and $0 for 2005 and 2006, respectively.

The aggregate fees billed for tax compliance, tax advice, and tax planning and other products and services by our predecessor accountants, Manning Elliot, were $2,500 for 2004, 2005 and 2006. The nature of the services were for preparation of tax returns for years ended December 31, 2003, 2004 and 2005.

All Other Fees

Neither BDO Visura nor Manning Elliott rendered any professional services other than those covered in the Sections captioned “Audit Fees”, “Audit-Related Fees” and “Tax Fees” for the Company’s 2006 and 2005 fiscal years, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Company does not have an Audit Committee. The Board of Directors approves all audit, audit-related and permissible non-audit services provided by the independent auditors in order to assure that the provision of such services does not impair the auditor's independence. These services may include audit services, audit-related services, tax services and other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SES SOLAR INC.

Date: May 14, 2007	By:	/s/ Jean-Christophe Hadorn
Jean-Christophe Hadorn Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Christophe Hadorn, Chief Executive Officer, and Sandrine Crisafulli, Chief Financial Officer, and each of them, his or her true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities therewith, to sign any and all amendments to this report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jean-Christophe Hadorn
Jean-Christophe Hadorn	Chief Executive Officer and	May 14 , 2007
Director
(Principal Executive Officer)

/s/ Sandrine Crisafulli
Sandrine Crisafulli	Chief Financial Officer	May 14, 2007
(Principal Accounting Officer)

/s/ John Veltheer
John Veltheer	Director	May 14, 2007

/s/ Christine Erné
Christine Erné	Director	May 14, 2007

/s/ Daniel Erné
Daniel Erné	Director	May 14, 2007

/s/ Michael D. Noonan
Michael D. Noonan	Director	May 14, 2007

 SES SOLAR INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet - December 31, 2006 and 2005	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4
for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-5
for the Years Ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows	F-6
for the Years Ended December 31, 2006 and 2005

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SES Solar Inc.

We have audited the accompanying consolidated balance sheets of SES Solar Inc. (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive losses, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SES Solar Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 5 to the financial statements, the company has restated its financial statements to correct various errors in classification.

Zurich, May 7, 2007.

BDO Visura

/s/ Andreas Wyss	/s/ Christian Feller
Andreas Wyss Auditor in Charge Swiss Certified Accountant / CPA	ppa. Christian Feller Swiss Certified Accountant

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(in $, except per share amounts)

		December 31st 2006	December 31st 2005
ASSETS (in $)			(As Restated )
Current Assets:
Cash and cash equivalents	6	6,016,666	35,170
Receivables, net of allowance for doubtful accounts of $ 0 for the years ended 2006 and 2005.	7	10,386	221,957
Due from related party	23	78,386	72,540
Inventory	8	237,275	219,580
Other current assets		203,280	11,973
Total current assets		6,545,993	561,220

Long-Term Assets:
Deferred Expense	15	420,000	0

Property and Equipment, at cost,		376,837	335,943
Less accumulated depreciation and amortization		(254,779)	(192,939)
Building development		219,619	76,570
Total fixed assets	9	341,677	219,574

Total long-term assets		761,677	219,574

Total Assets		7,307,670	780,794

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	10, 12	409,920	50,482
Accounts payable		329,323	390,036
Billings in excess of cost and estimated earnings	11	123,573	106,977
Total current liabilities		862,816	547,495

Long-Term Liabilities:
Loan payable	12	794,810	735,539
Total long-term liabilities		794,810	735,539

Stockholders' Equity:	15
Common stock, $0.001 par value; authorized		73,081	42,287
100,000,000 shares, issued and outstanding;
73,081,168 and 48,286,817 shares
Additional paid in Capital		8,050,093	373,387
Accumulated other comprehensive income (loss)
Translation Adjustment		(226,816)	82,893
Year end Accumulated Deficit		(2,246,314)	(1,006,807)
Total stockholders' equity (deficit)		5,650,044	(502,240)

Total Liabilities and Stockholders' Equity		7,307,670	780,794
(Deficit)

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

		Year Ended December 31, 2006	Year Ended December 31, 2005
			(As Restated)
Revenue:
Revenue	7	129,275	1,100,474
Cost of goods sold (exclusive of depreciation shown separately below)		(95,333)	(1,018,490)

Costs and Expenses:
Personnel		184,710	121,867
Rent and Leases Expenses	13	138,163	113,590
Research and Development		151,246	98,363
Other G+A		772,149	158,659
Depreciation and amortization		45,090	52,614
Total costs and expenses		1,291,358	545,093

Other Income and Expense:
Interest expense	20	(56,757)	(42,302)
Interest income	17	19,384	0
Foreign Exchange Gain		55,281	0
Total Other Income		17,908	(42,302)

Loss before taxes		(1,239,507)	(505,411)
Income taxes	18	0	0
Net Loss		(1,239,507)	(505,411)
Other Comprehensive Loss/Income:		0	0
Translation adjustment		(309,709)	29,476
Comprehensive loss		(1,549,216)	(475,935)

Basic and diluted Weighted Average Shares		30,294,665	24,143,410

Basic and diluted Net Loss Per Share		(0.041)	(0.021)

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(in $, except per share amounts)

	Common Stock					Accumulated Other Comprehensive Income
	Shares		Amount	Paid-in Capital	Retained Earnings	Translation Adjustment	Total Shareholders' Equity
Balance at January 01, 2005 (as restated)	48,286,817	a	48,287	373,387	(501,396)	53,417	(26,305)
Net Loss	0		0	0	(505,411)		(505,411)
Translation Adjustment						29,476	29,476
Balance at December 31, 2005 (as restated)	48,286,817		48,287	373,387	(1,006,807)	82,893	(502,240)
Net Loss	0		0	0	(1,239,507)	0	(1,239,507)
Translation Adjustment	0		0	0	0	(309,709)	(309,709)
Shares issued in an offering	5,050,000	b	5,050	1,001,314		0	1,006,364
Shares issued in an offering	4,976,350	c	4,976	3,558,091	0	0	3,563,067
Shares Acquired in the Public shell (Note 20)	10,668,000		10,668	28,401	0	0	39,069
Shares issued in an offering	4,100,001	d	4,100	3,316,900	0	0	3,321,000
Finder's Fee		b		(228,000)			(228,000)
Net shares activity	24,794,351		24,794	7,676,706	0	0	7,701,500
Balance at December 31, 2006	73,081,168		73,081	8,050,093	(2,246,314)	(226,816)	5,650,044

a The number of shares has been retroactively restated to show the correct par value of shares.

b On May 30, 2006, SES USA issued 5,050,000 shares to 3 off-shore investors at an issue price of $0.20 per share for total proceeds of $1,010,000, less a finders fees of $3,636. The issuance of the common shares was made in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933). In connection with the reverse acquisition the company paid a commission of $228,000 to the outside consultant who found the Public shell and arranged this transaction (finder's fee). This share issuance was contingent.

c On September 18, 2006, SES USA issued 4,976,350 additional shares to 19 investors at an issue price of $0.80 per share for total proceeds of $3,981,080, less finders fees $418,013, 4,626,350 of which were issued in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to non-US persons. The remaining 350,000 were issued in accordance with Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to US investors, each of whom represented that he, she or it was an accredited investor.

d On November 22, 2006, SES USA issued an aggregate of 4,100,001 common shares to three (3) investors at a price of $0.90 per share for gross proceeds of $3,690,000, less finder's fees of $369,001 pursuant to private placement subscription agreements. The shares were issued in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 by issuing the shares to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction.

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	YEARS ENDED
	December 31st 2006	December 31st 2005
Cash Flows from Operating Activities:		(As Restated)
Net loss	(1,239,507)	(505,411)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	45,091	52,614
Changes in operating assets and liabilities:	0	0
(Increase) decrease in:
Receivables, including Due from Related Party	223,500	(159,836)
Inventory	0	(22,761)
Other current assets	(185,405)	20,099
Deferred Expenses	(420,000)	0
Increase (decrease) in:
Accounts payable and accrued expenses	(213,294)	201,805
Billings in excess of cost and estimated earnings	7,768	(115,570)
Net cash used in operating activities	(1,781,847)	(529,060)
Cash Flows from Investing Activities:
Property, plants and equipment	(146,791)	(48,822)
Net cash Acquired in a reverse Acquisition	164,234	0
Net cash provided/used in investing activities	17,443	(48,822)
Cash Flows from Financing Activities:
Repayment/Proceed of loans	(50,482)	50,482
Bank loan	399,280	0
Proceeds from the issuance of common stock, net of finders fees	7,662,431	0
Net cash provided by financing activities	8,011,229	50,482
Increase (decrease) in cash and cash equivalents	6,246,825	(527,400)
Effect of exchange rate changes on cash	(265,329)	(4,245)
Cash and cash equivalents, beginning of year	35,170	566,815
Cash and cash equivalents, end of year	6,016,666	35,170
Supplemental Cash Flow Information:
Cash paid for interest	56,757	42,302

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

Organization - SES SOLAR INC., (the “Company” or "SES USA") is the result of a reverse acquisition accomplished on September 27, 2006 between SES USA, a Delaware company, which had no operations and net assets of $39,069, and Société d'Energie Solaire SA (“SES Switzerland”), a Swiss company. SES USA acquired all of the outstanding shares of SES Switzerland. For accounting purposes, the acquisition has been treated as a recapitalization of SES Switzerland with SES Switzerland as the acquirer (reverse acquisition). SES Switzerland acquired 10,668,000 of SES USA in the transaction. The historical financial statements prior to September 27 are those of SES Switzerland. The reverse acquisition resulted in a change of control of SES USA, with the former stockholders of SES Switzerland owning approximately 70% of SES USA and SES Switzerland becoming SES USA's wholly owned subsidiary.

SES Switzerland was formed in 2001 for the purpose of researching, developing, manufacturing and selling innovative products to the solar photovoltaic market. From its inception, SES Switzerland has focused primarily on manufacturing and installing silicon photovoltaic solar cells panels. The principal source of revenue for the Company has been the sale of photovoltaic panels in turn-key installations, manufactured in house or purchased from subcontractors, to electric companies, local governmental agencies and private house owners.

On November 30, 2006, the company entered into an amended agreement with Mrs. Erné, Mr. Hadorn, Mr. Rey and Clark Wilson LLP as escrow agent to amend the terms of a credit line agreement dated September 1, 2006, as amended, which was entered into among the same parties. Pursuant to the terms of the amendment agreement, the parties agreed to extend the date by which the company must close a financing of at least CHF12,000,000 from November 30, 2006 until November 30, 2007. Per the agreement, 24,143,410 shares were delivered into a subsequent escrow in accordance with the agreement. If the company does not close the financing before November 30, 2007, the shares will be delivered to SES USA for immediate cancellation. This agreement was amended. Since the company has not yet formally closed the financing, the shares have not been released from escrow. The shares of common stock of the Company held in escrow pursuant to the terms of the long term escrow agreement are to be delivered from escrow by the escrow agent to Christiane Erné, Jean-Christophe Hadorn and Claudia Rey on the second anniversary of the closing of the share exchange agreement.

SES USA was engaged in a second round of financing on November 7, 2006. SES USA issued 4,100,001 shares to third parties resulting in a further dilution of the historical and former shareholders of SES Switzerland to approximately 66%.

2.  Future Operations

SES Switzerland has experienced losses from operations and anticipates incurring losses in the near future. SES Switzerland has, however, developed and is in the process of patenting a new assembly technology for solar panels, which the Company believes will allow higher quality electrical contacts, better performance and highly reduced costs resulting from the increased automation processes.

SES Switzerland’s current business plan includes the development of a new assembly line based on its proprietary technology and the construction of a manufacturing facility in the suburbs of Geneva, Switzerland to produce solar panels or modules and solar tiles at a lower cost. These activities require the Company to design and manufacture prototype panels, have them approved in accordance with European and other standards, manufacture in series and sell them in the main markets for solar photovoltaic cells. Costs incurred in manufacturing prototype panels have been expensed as research and development costs.

SES USA does not believe that it can achieve profitability until development, implementation and commercialization of new products manufactured through the new assembling process are achieved.

3.  Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SES Switzerland. All significant inter-company accounts and transactions have been eliminated in the consolidation.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of the Company.  Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ from such estimates.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation—The currency of SES USA is the U.S. dollar whereas the wholly owned subsidiary's functional currency is the Swiss Franc. The financial statements of the Company's wholly owned subsidiary, SES Switzerland, are translated to U.S. dollar equivalents under the current method in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from intercompany receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

The exchange rates used for translating the financial statements are listed below:

Average Rates	2006	2005
	CHF	CHF
	$1.25225	1.24626

Balance Sheet year-end rates	2006	2005
	CHF	CHF
	$1.21975	1.31804

Cash Equivalents—The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Receivables and Credit Policies— The Company's accounts receivables primarily consists of trade receivables. Management reviews accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company's stability as it relates to its current customer base. Receivables consist of revenues billed to customers upon achievement of contractual obligations. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2006 is adequate.

Product Inventory—Product inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is accounted for at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Warranties—Since the Company’s commencement it has had no warranty claims. The Company’s production was low and components were purchased for photovoltaic installations, all of which have their own warranties. Since the Company has not yet started producing its own photovoltaic cells and warranty claims can be thus exercised against its suppliers, the Company does not believe that discussion of warranties is a critical accounting policy currently, but this may become so in the future.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collection is reasonably assured.

Revenues and profits from general management of construction-type contracts are recognized on the completed-contract method and therefore when the project is completed. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Costs in excess of amounts billed are classified as current assets under Work in Progress. Billings in excess of cost are classified under current liabilities as Billings in Excess of Cost and Estimated Earnings. Any anticipated losses on contracts are charged to operations as soon as they are determinable. No unbilled revenue has been recognized so far.

For the years ended 2006 and 2005, the Company has no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at year end are expected to be collected in 2007.

Income Taxes—The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company's tax basis for assets and liabilities is identical for the financial statements and tax reporting. Accordingly, the only deferred tax position is the benefit with respect to the net operating loss. The Company records a valuation allowance to reduce the deferred tax asset to the amount that is estimated to be more likely than not to be realized.

Comprehensive Income - The Company accounts for comprehensive income according to Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". Effective for fiscal years beginning after December 15, 1997, FAS 130 states that comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity such as foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Loss Per Share—Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share does not include the effects of potentially dilutive stock options and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period. As per an agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company is required to obtain additional financing in the amount of CHF12,000,000 no later than November 30, 2007 to build a manufacturing plant in Plan-les-Ouates. Otherwise, 24,143,410 escrowed shares will be cancelled. The escrowed shares are not included in the calculation of Earnings per Share since they are anti-dilutive.
	2006	2005
Basic Weighted average shares outstanding	30,294,665	24,143,410
Diluted weighted average shares outstanding	30,294,665	24,143,410

Note: Due to the net loss, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. The number of shares of common stock listed as beneficially owned by one selling stockholder includes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the December 31, 2006 balance sheet date, the warrants were not yet exercised. Also, they are not included in the computation of diluted loss per share because their effect was anti-dilutive.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets - Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

Research and Development Costs—Research and development costs are expensed as incurred. Research and development costs are not disclosed separately in the Notes to the Financial Statements, but are disclosed separately in the Income Statement.

Fair Value of Financial Instruments—The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of receivables, inventory, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. The fair value approximates carrying value of the long-term debt.

Impact of Recently Issued Accounting Pronouncements

SFAS No. 123(R), "Share-Based Payment." In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS 95, "Statement of Cash Flows". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard applies to the Company since January 1, 2006. The Company does not provide share-based compensation to its employees or executives. There is, therefore, no impact in the financial statements resulting from the adoption of SFAS 123(R).

SFAS No. 151, "Inventory Costs." In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company's financial statements.

SFAS No. 154, "Accounting Changes and Error Corrections." In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3". SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and corrections of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company's financial statements.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2006, the Financial Accounting Standard Board issued interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax-return positions in financial statements. FIN 48 will be effective for the Company's year ending December 31, 2007. Management is in the process of analyzing the Company's tax positions for purposes of implementing FIN 48. Based on preliminary analysis, the Company does not believe the adoption of FIN 48 will result in a material impact on the Company's financial statements. The interpretation was not in effect for fiscal 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, "(SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The effective date of SAP 108 is for fiscal years ended on or before November 15, 2006. This pronouncement did not have any impact on the Company's consolidated financial statements.

Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock. In December 2006, FASB issued FASB Staff Position ("FSP") No. EITF 00-19-2 ("EITF 00-19-2"), Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability under method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations. Under the new guidance provided in FSP EITF 00-19-2 the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined that the adoption of FSP 00-19-2 will not have a material effect on its financial statements since the warrants issued and the granted registration rights are scoped out from FSP00-19-2.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.  Sales Contracts under Completed-Contract Method (CCM)

SES Switzerland enters into contracts for installation of solar cells panels with public or private building owners. The timeframe between the contract's signature and the connection to the electrical network (grid), being the due date for the contract's completion, can vary between 6 months and 2 years. SES Switzerland recognizes revenues on the Cost of Completion Method, based on contractual obligations and deliveries. Until completion of the contract, advances from customers and advances to suppliers are recorded separately in the balance sheet.

All sales recognized during the years 2006 and 2005 are project revenues.

5.  Restatement and Reclassification of Certain Items on previous years Balance Sheet / Statement of Operation / Comprehensive Loss and Cash Flow Statement and Statement of Changes Stockholders' Equity.

Restatement January 1, 2005
Certain items have been restated in the Financial Statements as of January 1, 2005 - see reconciliation below. This restatement was necessary due to the fact that the Company removed the effects of the loan forgiveness ($74,311) in the Statement of Operations and recorded it in the Statement of Changes in Stockholders' Equity and the currency translation adjustment ($2,101) was shown incorrectly.

Balance Sheet	As Reported	Difference	As Revised
	$	$	$

Cash and cash equivalents	564,713	(2,101)	562,612
Common Stock	48,287	0	48,287
Additional paid in Capital	299,076	74,311	373,387
Retained Earnings (loss)	(427,085)	(74,311)	(501,396)
Translation Adjustment	51,316	(2,101)	53,417
Total Shareholder's Equity (Deficit)	(28,406)	2,101	(26,305)

Reclassification December 31, 2005
Balance Sheet: Certain items have been reclassified in the December 31, 2005 Financial Statements - see reconciliation below. This reclassification was necessary due to the fact that the Company previously netted certain assets (Accounts receivable, due from related party $72,540) and liabilities (Billings in excess of cost and estimated earnings $106,977) that should have been presented differently. The reclassification in the changes of stockholder's equity was necessary due to the fact that the company recorded the effects of a loan forgiveness ($74,311) through the Statement of Operations by error. (Restatement as of January 1, 2005).

Statement of Operations: Research and Development costs ($98,363) were misclassified as non-operating other expenses ($24,085) and other general and administrative expenses, ($74,278), and the currency translation adjustment ($153) was shown incorrectly.

Statement of Cash Flows: The reclassification in the Statement of Cash Flow was necessary due to the fact that the company misclassified certain operating and financing activities (short term loan $50,482) and the effect of exchange rate changes on cash ($68,155) and also the cash and cash equivalents at year end ($153) were shown incorrectly.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Restatement and Reclassification of Certain Items on previous years Balance Sheet / Statement of Operation / Comprehensive Loss and Cash Flow Statement and Statement of Changes Stockholders' Equity (continued)

	December 31, 2005
Balance Sheet	As Reported	Difference	As Revised
	$	$	$

Cash	35,017	153	35,170
Receivables	187,520	34,437	221,957
Due from related party	0	72,540	72,540
Inventory	219,580	0	219,580
Other current assets	11,973	0	11,973
Total current Assets	454,090	107,130	561,220
Property and Equipment at cost,	442,787	0	442,787
Less accumulated depreciation and amortization	(299,783)	0	(299,783)
Building development	76,570	0	76,570
Total fixed assets	219,574	0	219,574
Total Assets	673,664	107,130	780,794
Short-term loan	50,482	0	50,482
Accounts payable	390,036	0	390,036
Billings in Excess of Cost and Estimated Earnings	0	106,977	106,977
Total current Liabilities	440,518	106,977	547,495
Loan payable	735,539	0	735,539
Total long-term liabilities	735,539	0	735,539
Common Stock	48,287	0	48,287
Additional paid in Capital	299,076	74,311	373,387
Retained Earnings (deficit)	(932,496)	(74,311)	(1,006,807)
Translation Adjustment	82,740	153	82,893
Total Shareholder's Equity (Deficit)	(502,393)	153	(502,240)
Total Liabilities and Stockholders' Equity	673,664	107,130	780,794

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Restatement and Reclassification of Certain Items on previous years Balance Sheet / Statement of Operation / Comprehensive Loss and Cash Flow Statement and Statement of Changes Stockholders' Equity (continued)

	Year Ended December 31, 2005
Statement of Operation and Comprehensive Loss	As Reported	Difference	As Revised
	$	$	$

Revenue	1,100,474	0	1,100,474
Cost of goods sold	1,018,490	0	1,018,490
Personnel	121,867	0	121,867
Rent	113,590	0	113,590
Research and Development	0	98,363	98,363
Other General and Administrative expenses	232,937	(74,278)	158,659
Depreciation and amortization	52,614	0	52,614
Total costs and expenses	521,008	24,085	545,093
Interest expense	(42,302)	0	(42,302)
Other expenses	24,085	(24,085)	0
Total other income (expense)	66,387	(24,085)	42,302
Loss before taxes	(505,411)	0	(505,411)
Income taxes	0	0	0
Net Loss	(505,411)	0	(505,411)

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Restatement and Reclassification of Certain Items on previous years Balance Sheet / Statement of Operation / Comprehensive Loss and Cash Flow Statement and Statement of Changes Stockholders' Equity (continued)

	Year Ended December 31, 2005
Statement of Cash Flow	As Reported	Difference	As Revised
	$	$	$

Net cash used in operating activities	(478,508)	(50,552)	(529,060)
Net cash used in investing activities	(48,822)	0	(48,822)
Net cash provided by financing activities	0	50,482	50,482
Increase (decrease) in cash and cash equivalents	(527,330)	(70)	(527,400)
Effect of exchange rate changes on cash	(72,400)	68,155	(4,245)
Cash and cash equivalents, beginning of year	564,713	2,102	566,815
Cash and cash equivalents, end of year	35,017	153	35,170

Restatement September 30, 2006
Certain items have been restated in the unaudited Financial Statements presented as of September 30, 2006 - see reconciliation below. This restatement was necessary due to the fact that the Company did not record the effects of the loan forgiveness ($74,311) in the Statement of Operations and recorded it incorrectly in the Statement of Changes in Stockholder's Equity (see restatement as of January 1, 2005). The Currency translation adjustment was also shown incorrectly. In retained earnings (cr) and deferred expenses (dr) the amount of $480,000 (see also Note 15) was incorrectly shown as part of long-term assets instead of correctly to Shareholder's Equity because this amount is a consulting fee for services rendered over the next 24 months and not a finders fee in connection with the share issuance. The restatement in the cash and Additional Paid in Capital ($732,089) was necessary because a deposit was recorded in SES USA as an investment in subsidiary and therefore by error eliminated in the consolidation. Correctly this amount should have been recorded as a bank deposit (Trust Account) in the Shell.

Reclassification September 30, 2006
Balance Sheet: Reclassifications were necessary as follows: The Company had previously presented the amount of $76,498 in accounts receivable instead of properly disclosing the amount as due from related party ($76,498) for services provided to a related party.

Statement of Operations: A misclassification of research and development expenses ($46,427) as other expenses ($12,545) or Other G&A expenses ($58,613) occurred. The amount of $359 that was reclassified from income taxes to other expenses reflects capital tax which is not dependent on income, it was therefore reclassed into other expenses.

Statement of Cash Flows: The reclassification in the Statement of Cash Flow was necessary because the Company misclassified operating (deferred expense, see also Note 15) and financing activities (reverse acquisition) and the effect of exchange rate changes on cash. Cash and cash equivalents at year end were also shown incorrectly.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Restatement and Reclassification of Certain Items on previous years Balance Sheet / Statement of Operation / Comprehensive Loss and Cash Flow Statement and Statement of Changes Stockholders' Equity (continued)

	September 30, 2006 UNAUDITED

Balance Sheet	As Reported	Difference	As Revised
	$	$	$

Cash	3,479,944	732,089	4,212,033
Receivables	116,933	(76,498)	40,435
Due from related party	0	76,498	76,498
Inventory	231,562	0	231,562
Other current assets	151,316	0	151,316
Total current assets	3,979,755	732,089	4,711,844
Deferred Expenses	0	480,000	480,000
Property and Equipment at cost,	442,787	0	442,787
Less accumulated depreciation and amortization	(325,061)	0	(325,061)
Building development	181,796	0	181,796
Total fixed assets	299,522	480,000	779,522
Total Assets	4,279,277	1,212,089	5,491,366
Short-term loan	59,705	0	59,705
Accounts payable	549,994	0	549,994
Total current liabilities	609,699	0	609,699
Loan payable	1,175,723	0	1,175,723
Total long-term liabilities	1,175,723	0	1,175,723
Common Stock	68,981	0	68,981
Additional paid in Capital	3,819,677	1,232,478	5,052,155
Retained Earnings (deficit)	(1,439,655)	(74,317)	(1,513,972)
Translation Adjustment	44,852	53,928	98,780
Total Shareholder's Equity	2,493,855	1,212,089	3,705,944
Total Liabilities and Stockholders' Equity	4,279,277	1,212,089	5,491,366

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Restatement and Reclassification of Certain Items on previous years Balance Sheet / Statement of Operation / Comprehensive Loss and Cash Flow Statement and Statement of Changes Stockholders' Equity (continued)

	UNAUDITED
Statement of Operation and Comprehensive Loss	As Reported	Difference	As Revised
For the Three Months Ended September 30, 2006	$	$	$

Revenue	148,805	0	148,805
Cost of goods sold	122,374	0	122,374
Personnel	54,678	0	54,678
Rent	28,991	0	28,991
Research and Development	0	46,427	46,427
Other General and Administrative expenses	125,254	(58,613)	66,641
Depreciation and amortization	8,310	0	8,310
Total costs and expenses	217,233	(12,186)	205,047
Interest expense	(15,735)	0	(15,735)
Other expenses	12,545	(12,545)	0
Total other income (expense)	(3,190)	(12,545)	(15,735)
Loss before taxes	(193,992)	(359)	(194,351)
Income taxes	(359)	359	0
Net Loss	(194,351)	0	(194,351)

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Restatement and Reclassification of Certain Items on previous years Balance Sheet / Statement of Operation / Comprehensive Loss and Cash Flow Statement and Statement of Changes Stockholders' Equity (continued)

	UNAUDITED
Statement of Operation and Comprehensive Loss	As Reported	Difference	As Revised
For the Nine Months Ended September 30, 2006	$	$	$
Revenue	158,860	0	158,860
Cost of goods sold	129,298	0	129,298
Personnel	116,057	0	116,057
Rent	85,071	0	85,071
Research and Development	0	94,007	94,007
Other General and Administrative expenses	232,629	(65,466)	167,163
Depreciation and amortization	32,863	0	32,863
Total costs and expenses	466,620	28,541	495,161
Interest expense	(41,566)	0	(41,566)
Other expenses	(27,495)	27,495	0.00
Total other income (expense)	(69,061)	27,495	(41,566)
Loss before taxes	(506,119)	(1,046)	(507,165)
Income taxes	(1,046)	1,046	0
Net Loss	(507,165)	0	(507,165)

	UNAUDITED
Statement of Cash Flow for the Nine Months	As Reported	Difference	As Revised
Ended September 30, 2006	$	$	$

Net cash used in operating activities	(418,777)	(478,416)	(897,193)
Net cash used in investing activities	3,542,623	(3,478,773)	63,850
Net cash provided by financing activities	449,409	4,609,708	5,059,117
Increase (decrease) in cash and cash equivalents	3,444,927	780,847	4,225,774
Effect of exchange rate changes on cash	(38,328)	(10,583)	(48,911)
Cash and cash equivalents, beginning of year	35,017	153	35,170
Cash and cash equivalents, end of year	3,479,944	732,089	4,212,033

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	Cash and Cash Equivalents

	$ (held in CHF)	$ (held in $)	$ (held in EUR)	$ TOTAL 2006	$ TOTAL 2005
Cash on hand	227,112	44,469	565	272,146	35,170
Short-term Investments	2,459,520	3,285,000	-	5,744,520	-
Cash and Cash Equivalents	2,686,632	3,329,469	565	6,016,666	35,170

Cash and cash equivalents are available to the Company, and there is no restriction or limitation on withdrawal or use of these funds. The Company’s cash equivalents are placed with highly credit rated financial institutions. The carrying amount of these assets approximates their fair value.

7.	Accounts Receivable and significant Customers

At December 31, 2006 and 2005, the Company's accounts receivable balances were $10,386 and $221,957, respectively. Significant customers are summarized below:

	Receivables
	2006	2005
	$	$
A	10,386	65,786
B	0	51,576
C	0	41,445
D	0	29,904
E	0	24,912
Others	0	8,334
Total Accounts Receivable	10,386	221,957

Revenues for 2006 and 2005 were $129,275 and $1,100,474, respectively. Significant customers are summarized below:

	Revenues
	2006	2005
	$	$
A	61,508	531,940
B	50,309	229,280
C		157,270
Others	17,458	181,983
Total Revenues	129,275	1,100,474

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	Inventory

Inventory is summarized as follows:

	2006	2005
	$	$
Raw Materials and Others	89,665	82,978
Finished Goods	147,610	136,602
Total Inventory	237,275	219,580

9.	Property and Equipment:

Property and equipment is summarized as follows:

	2006	2005
	$	$
Machinery and equipment	333,048	308,210
Office furniture and equipment	43,789	27,731
Building development	219,619	76,571
Property and equipment	596,456	412,513
Less accumulated depreciation and amortization	(254,778)	(192,939)
Property and equipment, net	341,677	219,574

Depreciation and amortization expense of property and equipment for the years ended December 31, 2006 and 2005 was $45,090 and $52,614, respectively. The company has defined the following useful lives for fixed assets: Machinery and equipment: 8 years, Office furniture and equipment: 3 (IT equipment) to 5 years (office furniture)

10.  Borrowings Under Revolving Credit Facility

SES Switzerland has a revolving credit line of CHF100,000 ($82,980) with UBS used mainly to cover short-term cash needs. The credit line bore interest at the rate of 6.25% p.a. up to October 31, 2006. From November 1, 2006, this rate has been increased to 6.75%. The credit line can be cancelled by either party upon six months' notice. As at December 31, 2006, this line was not used by SES Switzerland. $50,482 of the line was used at December 31, 2005.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève in the amount of CHF4,800,000 ($3,935,071), which is intended for financing the construction of the new facility near Geneva, Switzerland. This credit line must be drawn down before the later of the completion of the construction or June 30, 2008. The construction loan bears interest at a rate of 3.25% p.a. and has not yet been utilized. There are no guarantees.

On December 20, 2006, SES Switzerland executed a construction loan with Ms. Christine Erné, the Company’s principal stockholder, to enable SES Switzerland to commence construction of the new manufacturing facility near Geneva, Switzerland. The construction loan is in the amount of CHF2,700,000 ($2,205,090). The Company will pay interest at the rate of 4.5% p.a. The funds will be disbursed as soon as construction has begun.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.  Billings in Excess of Cost and Estimated Earnings

Billings in Excess of Cost and Estimated Earnings	2006	2005

Prepayments to suppliers	448,521	0
Work in progress	159,939	0
Prepayments from customers	(732,033)	(106,977)
	(123,573)	(106,977)

12.  Long-Term Debt Service Cantonal de l'énergie

On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy of up to CHF1,000,000 ($820,000). SES Switzerland used CHF970,000 ($794,810) as at December 31, 2006, and CHF970,000 ($735,539) as at December 31, 2005. The loan is to be repaid on March 31, 2008. The loan bears interest at a rate of 4% p.a. The stockholders have pledged 10,000,000 issued shares of the Company as a guarantee for the loan. At the moment, the Company does not have any plans to repay the loan before its due date.

On March 22, 2006, SES Switzerland received a second loan from the Geneva (Switzerland) State Department of Energy in the amount of CHF500,000 ($409,920). This loan was granted on January 21, 2004 contingent upon SES Switzerland's meeting certain conditions precedent, which were fulfilled by March 22, 2006. The loan has a term of 18 months and carries an interest rate of 5% p.a. with repayment, due on September 21, 2007.

13.  Commitments and Contingencies:

Operating Leases - lease expenses for the years ended December 31, 2006 and 2005 were $138,163 and $113,590, respectively.

The following table presents future minimum lease commitments (concerning the lease of a vehicle) under operating leases at December 31, 2006

Operating Leases
2007	14,696
2008	14,815
2009	12,437
Thereafter	-
Total	41,948

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is $40,889 (CHF51,204) per year. The initial lease term ended on February 28, 2007. The lease has been renewed.

SES Switzerland also leases a 1,654 square meter industrial facility in Härkingen, Switzerland. The monthly fixed rent is CHF7,232 (approximately $5,775). The lease has no specific termination date. The lease may be cancelled every six months at the end of the month, except for December.

On May 27, 2005, we received authorization from the State of Geneva to build a manufacturing facility on other property in Plan-les-Ouates, Switzerland and we received a lease for the land in February 2007. The lease for use of the land is for 60 years commencing on July 1, 2006.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Land
2007	57,279
2008	57,279
2009	57,279
2010	57,279
2011	57,279
Thereafter	3,121,706
Total	3,408,101

SES Switzerland has no non-cancellable operating leases.

Employment Agreements—As at year end, SES Switzerland employed 2 employees and 2 executive officers. The terms of employment are supplemented by Swiss Commercial Law which requires in case of termination of the contract, a minimum of one month's paid notice the first year, 2 months paid notice the second year and 3 month's paid notice of termination thereafter. Mrs. Crisafulli and Mr. Erné have written employment agreements.

Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($15,971) (using exchange rate set forth in Note 3 to the Consolidated Financial Statements hereto). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the remainder of the term. One of Flannel Management sarl's consultants is Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Financial Officer of SES USA and SES Switzerland.

During the year 2006, Jean-Christophe Hadorn, the CEO, and a stockholder of the Company, invoiced CHF120,000 ($95,827) to SES Switzerland as a consultant, of which CHF22,647 ($18,085) was outstanding at year-end. Daniel Erne, a Director of the Company and the Secretary of SES Switzerland, and Sandrine Crisafulli, the CFO of the Company, each received other compensation in the amount of $1,996.

Litigation—The Company is from time to time subject to routine litigation incidental to its business. There are no such litigation currently pending.

Capital Commitments—At December 31, 2006, the Company had no outstanding purchase orders for equipment.

14.  Business Segments

All of Company's operations are conducted through its wholly owned subsidiary SES Switzerland, and are limited to the assembly and installation of photovoltaic panels in Switzerland, which is the only business segment of the Company.

15.  Stockholders' Equity:

Common Stock — The Company has authorized and issued 73,081,168 shares of common stock, par value $0.001 per share.

In May 2006, the Company issued 5,050,000 shares of common stock at a price of $0.20 per share for cash proceeds of $1,006,364, net of issue costs.

On May 15, 2006, the Company entered into a non-binding term sheet with SES Switzerland, to acquire all of the shares of SES Switzerland in consideration of the issuance of shares which will equate to approximately 70% of the issued and outstanding shares at the consummation of the acquisition. In accordance with the share exchange agreement, the Company deposited CHF 1,000,000 ($816,700) of the proceeds from the private placement into the trust account of a Swiss lawyer. The deposited funds were to be transferred into escrow with another Swiss lawyer upon the signing of the share exchange agreement and held until the closing of the agreement. In the event that: (i) SES Switzerland breached the terms of the agreement; (ii) the Company elected to terminate the agreement in its sole discretion; or (iii) the agreement was not signed on or prior to June 15, 2006, the lawyer would release the escrowed funds to the Company. The Company entered into amended letter agreements dated June 15, 2006 and July 15, 2006 to extend the dates of the Letter of Intent. The amount of $816,700 was released from the trust account for the use of SES Switzerland as of October 13, 2006.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 18, 2006 the Company issued 4,976,350 shares at $0.80 for net proceeds of $3,563,067. This issuance was contingent upon the signed share purchase agreement with SES Switzerland.

As of September 27, 2006 SES Switzerland acquired all shares (10,668,000) of the public shell in a reverse acquisition. The public shell had net assets of $39,069 of which $164,234 was cash.

On November 22, 2006 the Company issued 4,100,000 shares at $0.90 for net proceeds (net of finders fee) of $3,321,000.

On November 22, 2006, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.90 per share (the "Warrant Shares"). The Warrants expire four (4) years after the date of issuance.

Warrants - During the year ended December 31, 2006, the Company issued stock purchase warrants exercisable into 1,500,000 shares of common stock at $ 0.90 per share with an expiration date of November 22, 2010 in consideration for certain corporate advisory services as well as capital raising services.

During the year ended December 31, 2006, no stock purchase warrants were exercised.

Warrant transactions consisted of the following during the year ended December 31, 2006:

	Exercisable
	Warrants	Strike Price
Warrants Outstanding As of December 31, 2005	0	$0
Warrants granted as consideration for agent's fee	1,500,000	$0.90
Exercise of warrants	0	0
Warrants Outstanding As of December 31, 2006	1,500,000	$0.90

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2010	1,500,000	$0.90
	1,500,000

The Company granted registration rights to the finder (Lansing Securities) including the right to include all or any part of the Warrant Shares (the "Registrable Securities") in the next registration statement and subsequent registration statements that the Company files with the SEC from time to time (the "Registration Statement") (other than a registration statement on Form S-8 or Form S-4) until all of the Registrable Securities have been duly registered.

On August 31, 2006, SES USA entered into an agreement with Standard Atlantic to advise SES USA and its stockholders in connection with the purchase of all of the shares of SES Switzerland.

Pursuant to the terms of a Finder's Agreement between SES USA and Standard Financial (the "Finder's Agreement") the parties agreed to a finder's fee of $228,000 if a transaction were consummated. The Finder's Agreement also provided that Standard Atlantic would continue to provide consulting services to the Company for a period of 24 months regarding investor relations matters for a monthly fee of $20,000. The two-year consulting fee was due and was paid to Standard Financial at closing. The Company recorded the total amount as of September 30, 2006, as deferred expense and amortizes the amount over the 24 months of the consulting agreement

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As per the terms of the Long Term Escrow Agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company is required to obtain additional financing in the amount of CHF12,000,000 ($9,838,082) before November 30, 2007 to build the manufacturing plant in Plan-les-Ouates. Otherwise, the 24,143,410 escrowed shares will be cancelled. The shares of common stock of the Company held in escrow pursuant to the terms of the Long Term Escrow Agreement are to be delivered from escrow by the escrow agent on the second anniversary of the closing of the share exchange agreement. The escrowed shares are not included in the calculation of Earnings per Share since they are anti-dilutive.

16.  Employee Benefit Plans:

SES Switzerland's employees are enrolled in a mandatory group pension plan with Bâloise Assurances. The pension plan is a defined contribution plan, and payments to the plan are made in equal parts by the employee (through withholding) and the employer. Contributions are based on the age of the employee and vary between 8% and 16%. Total amounts paid by the employer for 2006 were $8,557 ($4,923 for 2005).

17.  Interest Income:

The Income Statement for 2006 includes interest income of $19,384 (CHF24,274) derived from interest received on time deposits.

18.  Income Taxes:

The Company's tax basis for assets and liabilities is identical for the financial statements and tax reporting. Accordingly, the only deferred tax portion is the benefit with respect to the net operating loss. The Company records a valuation allowance to reduce the deferred tax asset to the amount that is estimated to be more likely than not to be realized.

	December 31, 2006	December 31, 2005
	$	$
Deferred tax assets:
Net operating loss carry-forward	588,759	263,884
Less: valuation allowance	(588,759)	(263,884)
Net deferred tax assets	-	-

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $588,759 as of December 31, 2006 and $263,884 as of December 31, 2005.

The components of loss before income tax benefit are as follows:

	For the Years Ended December 31,
	2006	2005
	$	$
United States
Switzerland	(1,239,507)	(505,411)
	(1,239,507)	(505,411)

As of December 31, 2006, we have net operating loss carryforwards for Swiss tax purposes of $2,246,314, expiring at various times from years ending 2010 to 2012.

2006
$
2010	(501,396)
2011	(505,411)
2012	(1,239,507)
Total tax-deductible loss carry forward	(2,246,314)

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax asset is realizable as we anticipate sufficient taxable income in future years to realize the tax benefit with respect to the net operating loss.

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years Ended December 31,
	2006	2005
	$	$
Income tax benefit at federal statutory rate	(421,432)	(171,840)
Foreign tax rate differential	96,558	39,372
Increase in valuation reserve	324,875	132,468
	-	-

19.  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities and the note payable to a bank, which bears interest at variable rates, approximate their fair value as of December 31, 2006, and December 31, 2005.

The fair value of the long-term debt is estimated based on anticipated interest rates which the Company’s management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. The fair value approximates carrying value of the long-term debt.

20.  Supplemental Cash Flow Information

Cash paid for interest during fiscal years 2006 and 2005 totaled $56,757, and $42,302, respectively. The net assets of the Company (SES USA) before the reverse acquisition summarized as follows (in $):

Cash and cash Equivalents	164,234
Accounts payable		3,077
Accrued liabilities		106,988
Advance Payments		15,100
Equity		39,069
	164,234	164,234

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.  Concentration of Risk

SES Switzerland is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of photovoltaic cells and panel components. For fiscal years 2006 and 2005, products purchased from SES Switzerland's top three suppliers accounted for 94% and 83% of total revenues, respectively. The Company is dependent on its ability to provide installations on a timely basis and on favorable pricing terms. Although SES Switzerland tries to diversify its sources of supplies, its technology needs certain types of solar cells and the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships could have a strong material adverse effect on the Company.

The Company's future results could also be negatively impacted by the loss of certain customers, or the loss of one or more of certain ongoing affinity relationships.

22.  Reverse Acquisition

SES USA entered into a share exchange agreement dated August 31, 2006 with SES Switzerland and the stockholders of SES Switzerland. The share exchange agreement contemplated SES USA acquiring all of the issued and outstanding common shares of SES Switzerland in exchange for the issuance by SES USA of 48,286,817 common shares. All share information has been retroactively restated to reflect the recapitalization in connection with the reverse takeover. See also Note 1.

23.  Related Party Transactions

During 2006, Jean-Christophe Hadorn, the CEO, and a stockholder of the Company, invoiced CHF120,000 ($95,827) to SES Switzerland as a consultant, of which CHF22,647 ($18,085) was outstanding at year-end. Daniel Erne, a Director of the Company and the Secretary of SES Switzerland, and Sandrine Crisafulli, the CFO of the Company, each received other compensation in the amount of $1,996.

As of year-end, the Company has a receivable from its major stockholder in the amount of $78,386 and $72,540 respectively. This amount relates to a project for a building of the stockholder.

On December 20, 2006, SES Switzerland executed a construction loan with Ms. Christine Erné, the Company’s principal stockholder, to enable SES Switzerland to commence construction of a new manufacturing facility near Geneva, Switzerland. The construction loan is in the amount of CHF2,700,000 (approximately $2,205,090). The Company will pay interest at the rate of 4.5% p.a. The funds will be disbursed as soon as construction has begun.

Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($15,971) (using exchange rate set forth in Note 3 to the Consolidated Financial Statements). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the full term. One of Flannel Management sarl's consultants is Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Financial Officer of SES USA and SES Switzerland.

SES Switzerland has entered into an employment agreement with Daniel Erné effective October 1, 2006. Mr. Erné receives an annual salary of CHF130,000 ($108,333) in consideration of management services. Mr. Erné is the husband of Christiane Erné and a director of SES USA and SES Switzerland.

Dr. John Veltheer, past president and chief executive officer of SES Solar Inc., who is currently director of SES USA, loaned an aggregate of $30,000 to SES USA’s predecessor in November 2005 pursuant to an unsecured promissory note that was payable upon demand and matured in November 2006. SES USA has repaid in full the loan.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24.  Subsequent Events

No major events have occurred since the closing of the accounts. At the moment the Company is designing the building and machine lines for its new facility in Geneva.