Form 10QSB
period 2007-03-31
SES SOLAR INC.
filed 2007-05-21
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ to _______

COMMISSION FILE NUMBER 000-21571

SES SOLAR INC.

 (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Delaware	33-0860242
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

129, route de Saint-Julien, 1228 Plan-les-Ouates, Geneva, Switzerland
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

+41-22-884-1484

(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of stock as of May 11, 2007 is 73,081,168 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

 SES SOLAR, INC.
QUARTERLY REPORT ON FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2007

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet - March 31, 2007 and December 31, 2006	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2007 and 2006	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	5
Notes to the Consolidated Financial Statements	6
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	15
Item 3. CONTROLS AND PROCEDURES	19

PART II OTHER INFORMATION

Item 6. EXHIBITS	20
SIGNATURES	20

Part I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in $, except per share amounts)

	March 31st 2007	December 31st 2006
	(unaudited)
ASSETS (in $)
Current Assets:
Cash and cash equivalents	5,252,140	6,016,666
Receivables, net of allowance for doubtful accounts of $0 for the periods ended 2007 and 2006	10,403	10,386
Due from related party	78,515	78,386
Inventory	237,665	237,275
Other current assets	199,343	203,280
Total current assets	5,778,066	6,545,993
Long-Term Assets:
Deferred expense	360,000	420,000
Advance payments for machinery	59,446	0
Total other long-term assets	419,446	420,000
Property and Equipment, at cost,	381,532	376,837
Less accumulated depreciation and amortization	(267,953)	(254,779)
Building development	381,687	219,619
Total fixed assets	495,266	341,677
Total long-term assets	914,712	761,677
Total assets	6,692,778	7,307,670
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	1,206,714	409,920
Accounts payable	202,135	329,323
Billings in excess of cost and estimated earnings	29,218	123,573
Total current liabilities	1,438,067	862,816
Long-Term Liabilities:
Loan payable	0	794,810
Total long-term liabilities	0	794,810
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding; 73,081,168 shares	73,081	73,081
Additional paid-in capital	8,050,093	8,050,093
Accumulated other comprehensive income (loss)
Translation adjustment	(230,532)	(226,816)
Year end accumulated deficit	(2,637,931)	(2,246,314)
Total stockholders’ equity	5,254,711	5,650,044
Total liabilities and stockholders’ equity	6,692,778	7,307,670

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)
	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenue:
Revenue	0	0
Cost of goods sold (exclusive of
depreciation shown separately below)	0	0

Costs and Expenses:
Personnel	85,385	23,101
Rent and leases expenses	32,770	26,667
Research and development	110,473	24,026
Other general and administrative	190,625	60,056
Depreciation and amortization	12,596	11,133
Total costs and expenses	431,849	144,983

Other Income and Expense:
Interest expense	(12,969)	(9,792)
Interest income	48,500	0
Foreign exchange gain	4,701	0
Total other income	40,232	(9,792)

Loss before taxes	(391,617)	(154,775)
Income taxes	0	0
Net loss	(391,617)	(154,775)
Other comprehensive loss/income:
Translation adjustment	(3,716)	(4,404)
Comprehensive loss	(395,333)	(159,179)

Basic and diluted weighted average shares	48,937,761	24,143,410

Basic and diluted net loss per share	(0.008)	(0.006)

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(391,617)	(154,775)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	12,596	11,133
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including due from related
party	0	77,607
Inventory	0	0
Other current assets and deferred expenses	64,222	(149,792)
Increase (decrease) in:
Accounts payable and accrued exp.	(125,808)	18,194
Billings in excess of cost and estimated
earnings	(93,381)	(45,977)
Net cash used in operating activities	(533,988)	(243,610)
Cash Flows from investing activities:
Property, plants and equipment	(163,716)	(6,983)
Advance payments for machinery	(58,706)	0
Net cash used in investing activities	(222,422)	(6,983)
Cash Flows from financing activities:
Proceed from loans	0	385,680
Bank loan	0	(50,482)
Net cash provided by financing activities	0	335,198
Increase (decrease) in cash and cash equivalents	(756,410)	84,605
Effect of exchange rate changes on cash	(8,116)	(1,152)
Cash and cash equivalents, beginning of the quarter	6,016,666	35,170

Cash and cash equivalents, end of the quarter	5,252,140	118,623

Supplemental cash flow information:
Cash paid for interest	12,969	9,792

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Nature of Operations

Organization - SES SOLAR INC., (the “Company” or "SES USA") is the result of a reverse acquisition accomplished on September 27, 2006 between SES USA, a Delaware company, which had no operations and net assets of $39,069, and Société d'Energie Solaire SA (“SES Switzerland”), a Swiss company. SES USA acquired all of the outstanding shares of SES Switzerland. For accounting purposes, the acquisition has been treated as a recapitalization of SES Switzerland with SES Switzerland as the acquirer (reverse acquisition). SES Switzerland acquired 10,668,000 shares of SES USA common stock in the transaction. The historical financial statements prior to September 27, 2006 are those of SES Switzerland. The reverse acquisition resulted in a change of control of SES USA, with the former stockholders of SES Switzerland owning approximately 70% of SES USA and SES Switzerland becoming SES USA's wholly owned subsidiary.

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

SES USA was engaged in a round of financing on November 7, 2006. SES USA issued 4,100,001 shares of common stock to third parties resulting in a dilution of the historical and former shareholders of SES Switzerland to approximately 66%.

2. Future Operations

SES Switzerland has experienced losses from operations and anticipates incurring losses in the near future. SES Switzerland has, however, developed and is in the process of patenting a new assembly technology for solar panels, which the Company believes will allow higher quality electrical contacts, better performance and highly reduced costs resulting from increased automation processes.

SES Switzerland’s current business plan includes the development of a new assembly line based on its proprietary technology and the construction of a manufacturing facility in the suburbs of Geneva, Switzerland to produce solar panels or modules and solar tiles at a lower cost. These activities require the Company to design and manufacture prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in the main markets for solar photovoltaic cells. Costs incurred in manufacturing prototype panels have been expensed as research and development costs.

SES USA does not believe that it can achieve profitability until development, implementation and commercialization of new products manufactured through the new assembling processes are operational.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary SES Switzerland. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

4. Summary of Significant Accounting Policies

The consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, SES Switzerland. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

Foreign Currency Translation—The currency of SES USA is the U.S. dollar whereas the wholly owned subsidiary's functional currency is the Swiss Franc (“CHF”). The financial statements of the Company's wholly owned subsidiary, SES Switzerland, are translated to U.S. dollar equivalents under the current method in accordance with SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from intercompany receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

The exchange rates used for translating the financial statements are listed below:

Average Rates	2007	2006
	CHF	CHF
	$1.23311	1.29641

	2007	2006
Balance Sheet period-end rates	CHF	CHF
	$1.21774	1.21975

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loss Per Share — Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share does not include the effects of potentially dilutive warrants and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of warrants for periods in which the warrants' exercise price is lower than the Company's average share price for the period. As per an agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company is required to obtain additional financing in the amount of CHF12,000,000 no later than November 30, 2007 to build a manufacturing plant in Plan-les-Ouates. Otherwise, 24,143,410 escrowed shares will be cancelled. The escrowed shares are not included in the calculation of Earnings per Share since they are anti-dilutive.

	Three Months Ended March 31,
	2007	2006
Basic Weighted average shares outstanding	48,937,761	24,143,410
Diluted weighted average shares outstanding	48,937,761	24,143,410

Note: Due to the net loss, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. The number of shares of common stock listed as beneficially owned by one selling stockholder includes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the March 31, 2007, and December 31, 2006 balance sheet dates, the warrants were not yet exercised. Also, they are not included in the computation of diluted loss per share because their effect was anti-dilutive.

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collection is reasonably assured.

Revenues and profits from general management of construction-type contracts are recognized on the completed-contract method; and, therefore when the project is completed. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Costs in excess of amounts billed are classified as current assets under Work in Progress. Billings in excess of cost are classified under current liabilities as Billings in Excess of Cost and Estimated Earnings. Any anticipated losses on contracts are charged to operations as soon as they are determinable. No unbilled revenue has been recognized so far.

For the three months ended March 31, 2007 and 2006, the Company has no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at quarter end are expected to be collected in 2007.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax-return positions in financial statements. The provisions of FIN 48 were effective for the Company as of January 1, 2007 and required application of FIN 48 to all existing tax positions upon initial adoption. The adoption of the standard had no effect on the Company's financial condition or results of operation.

The Company has no unrecognized tax benefits as of January 1, 2007 and March 31, 2007. The federal and cantonal tax authorities in Switzerland have assessed the income taxes based on the returns that the Company has filed up to and including fiscal year 2005. These assessments are final. Furthermore, the Company does not expect any changes to the tax returns that were filed for the fiscal year 2006 since the Company has generated net losses.

Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock." In December 2006, FASB issued FASB Staff Position ("FSP") No. EITF 00-19-2 ("EITF 00-19-2"), "Accounting for Registration Payment Arrangements" which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability under the method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations. Under the new guidance provided in EITF 00-19-2 the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined that the adoption of EITF 00-19-2 had no effect on its financial statements since the warrants issued and the granted registration rights are not included in the scope of such FSP.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory is summarized as follows:

	3/31/2007	12/31/2006
	$	$
Raw Materials and Others	89,812	89,665
Finished Goods	147,853	147,610
Total Inventory	237,665	237,275

6. Borrowings Under Revolving Credit Facility

SES Switzerland has a revolving credit line with UBS which was increased from CHF100,000 ($82,119) to CHF400,000 ($328,476) as at January 19, 2007, used mainly to cover short-term cash needs. The credit line bears interest at the rate of 4.5% (previously 6.75% p.a.). The credit line can be cancelled by either party at any time. As at March 31, 2007 and December 31, 2006 the credit line was not used.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève in the amount of CHF4,800,000 ($3,941,712), which is intended for financing the construction of the new facility. This credit line must be drawn down before the later of the completion of the construction or June 30, 2008. The construction loan bears interest at a rate of 3.25% p.a. and has not yet been utilized. There are no guarantees.

On December 20, 2006, SES Switzerland executed a construction loan with Ms. Christine Erné, the Company’s principal stockholder, to enable SES Switzerland to commence construction of a new manufacturing facility near Geneva, Switzerland during 2007. The construction loan is in the amount of CHF2,700,000 ($2,217,213). The Company will pay interest at the rate of 4.5% p.a. The funds will be disbursed as soon as construction has begun. The term of the loan is two years.

7. Short-Term Debt Service Geneva State Department of Energy

On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy of up to CHF1,000,000 ($821,190). SES Switzerland used CHF969,470 ($796,119) as at March 31, 2007, and CHF969,470 ($794,810) as at December 31, 2006. The loan is to be repaid on March 31, 2008. The loan bears interest at a rate of 4% p.a. The stockholders, Christiane Ernè, Jean-Christophe Hadorn and Claudia Rey, have pledged in the aggregate 10,000,000 issued common shares of the Company as a guarantee for the loan. At the moment, the Company does not have any plans to repay the loan before its due date.

SES Switzerland was also granted a loan by the Geneva (Switzerland) State Department of Energy in the amount of CHF500,000 ($410,595) on January 21, 2004 with the funds to be available contingent upon SES Switzerland's meeting certain conditions precedent, which were fulfilled by March 22, 2006. The loan has a term of 18 months and carries an interest rate of 5% p.a. with repayment due on September 21, 2007.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies

Operating Leases — Lease expenses for the three months ended March 31, 2007 and 2006 were $32,770 and $26,667, respectively.

The following table presents future minimum lease commitments (concerning the lease of a vehicle) under operating leases at March 31, 2007:

Operating
Leases $
2007	10,780
2008	14,476
2009	12,152
Thereafter	-
Total	37,408

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The lease agreement expires on February 28, 2008 and establishes the total rent of CHF51,204 ($41,524) per year.

SES Switzerland also leases a 1,654 square meter industrial facility in Härkingen, Switzerland. The monthly fixed rent is CHF7,232 (approximately $5,865). The lease has no specific termination date. The lease may be cancelled every six months at the end of the month, except for December.

On May 27, 2005, we received authorization from the State of Geneva to build a manufacturing facility on other property in Plan-les-Ouates, Switzerland and we received a lease for the land in February 2007. The lease for use of the land is for 60 years commencing on July 1, 2006.

The following are the lease commitments.
Use of
Land $
2007	43,832
2008	58,442
2009	58,442
2010	58,442
2011	58,442
Thereafter	3,185,089
Total	3,462,689

SES Switzerland has no non-cancellable operating leases.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation — The Company has no litigation currently pending.

Capital Commitments — At March 31, 2007, the Company has an outstanding purchase order of EUR448,600 (approximately $598,213) for the future construction of a new machine to be used in the new plant for solar modules production. A letter of credit in the amount of EUR224,300 ($299,106) has been issued by SES Switzerland’s bank as a partial guarantee of payment. There were no charges to the Company by the bank for the letter of credit. The Company has made an advance of EUR44,860 ($59,446) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

9. Business Segments

All of Company's operations are conducted through its wholly owned subsidiary SES Switzerland, and are limited to the assembly and installation of photovoltaic panels in Switzerland, the only business segment of the Company.

10. Stockholders' Equity:

Common Stock — The Company has authorized and issued 73,081,168 shares of common stock, par value $0.001 per share.

In May 2006, the Company issued 5,050,000 shares of common stock at a price of $0.20 per share for cash proceeds of $1,006,364, net of issue costs.

On May 15, 2006, the Company entered into a non-binding term sheet with SES Switzerland and its stockholders, to acquire all of the shares of SES Switzerland in consideration of the issuance of shares which would equate to approximately 70% of the issued and outstanding shares of the Company at the consummation of the acquisition.

On September 18, 2006 the Company issued 4,976,350 shares of common stock at $0.80 for net proceeds of $3,563,067. This issuance was contingent upon the signed share purchase agreement with SES Switzerland.

On September 27, 2006 SES Switzerland acquired all shares (10,668,000) of the public shell in a reverse acquisition. The public shell had net assets of $39,069 of which $164,234 was cash.

On November 22, 2006 the Company issued 4,100,000 shares of common stock at $0.90 for net proceeds (net of finder’s fee) of $3,321,000.

On November 22, 2006, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.90 per share (the "Warrant Shares"). The Warrants expire November 21, 2010.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrants — During the year ended December 31, 2006, the Company issued stock purchase warrants exercisable for 1,500,000 shares of common stock at $0.90 per share with an expiration date of November 21, 2010 in consideration for certain corporate advisory services as well as capital raising services.

During the quarter ended March 31, 2007, no stock purchase warrants were exercised.

Warrant transactions consisted of the following during the quarter ended March 31, 2007:

	Exercisable Warrants	Strike Price
Warrants outstanding as of December 31, 2006	0	$0
Warrants granted as consideration for agent's fee	1,500,000	$0.90
Exercise of warrants	0	0
Warrants outstanding as of March 31, 2007	1,500,000	$0.90

Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price ($)
2010	1,500,000	0.90
	1,500,000

The Company granted registration rights to a finder (Lansing Securities) in connection with the November 22, 2006, private placement including the right to include all or any part of the Warrant Shares (the "Registrable Securities") in the next registration statement and subsequent registration statements that the Company files with the U.S. Securities and Exchange Commission from time to time (the "Registration Statement") (other than a registration statement on Form S-8 or Form S-4) until all of the Registrable Securities have been duly registered. The Warrant Shares are included in the Registration Statement on Form SB-2 filed by the Company in February 2007 but not yet declared effective.

On August 31, 2006, SES USA entered into an agreement with Standard Atlantic to advise SES USA and its stockholders in connection with the purchase of all of the shares of SES Switzerland.

Pursuant to the terms of a Finder's Agreement between SES USA and Standard Atlantic (the "Finder's Agreement") the parties agreed to a finder's fee of $228,000 if a transaction were consummated. The Finder's Agreement also provided that Standard Atlantic would continue to provide consulting services to the Company for a period of 24 months regarding investor relations matters for a monthly fee of $20,000. The two-year consulting fee was due and was paid to Standard Atlantic at closing. The Company recorded the total amount as of September 30, 2006, as deferred expense and amortizes the amount over the 24 months of the consulting agreement

As per the terms of the Long-Term Escrow Agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company is required to obtain additional financing in the amount of CHF12,000,000 ($9,854,320) before November 30, 2007 to build the manufacturing plant in Plan-les-Ouates. Otherwise, the 24,143,410 shares of common stock escrowed by Christiane Ernè, Jean-Christophe Hadorn and Claudia Rey pursuant to the terms of the Long-Term Escrow Agreement will be cancelled. The shares of common stock of the Company held in escrow pursuant to the terms of the Long-Term Escrow Agreement are to be delivered from escrow by the escrow agent on the second anniversary of the closing of the share exchange agreement. The escrowed shares are not included in the calculation of Earnings per Share since they are anti-dilutive.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Subsequent Events

No major events have occurred since March 31, 2007. At the moment the Company is designing the building and machine lines for its new facility in Geneva.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in the Company’s Annual Report on Form 10-KSB.

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

During the three months ended March 31, 2007, we engaged in market analysis, including discussion with strategic partners. We have also progressed with plans to construct our manufacturing facility in a suburb of Geneva, Switzerland.

Selected Financial Data

Balance Sheets	March 2007	December 2006
	in $
Total current assets	5,778,066	6,545,993
Total long-term assets	914,712	761,677
Total current liabilities	1,438,067	862,816
Total long-term liabilities	0	794,810
Total liabilities and stockholders’ equity	6,692,778	7,307,670

Statement Of Operations

	Three months ended March 31,
	2007	2006
	in $
Total revenues	0	0
Total cost of goods sold (exclusive of depreciation shown separately below)	0	0
Personnel	85,385	23,101
Rent and lease expenses	32,770	26,667
Research and development	110,473	24,026
Depreciation and amortization	12,596	11,133
General and administrative expenses	190,625	60,056
Interest expense	(12,969)	(9,792)
Interest income	48,500	—
Foreign exchange gain	4,701	—
Total other income (expense)	40,232	(9,792)
Taxes	—	—
Net loss	(391,617)	(154,775)
Other compensative income: translation adjustment	(3,716)	(4,404)
Comprehensive loss	(395,333)	(159,179)

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

Regulations in Germany, a major European market for our products and services, may change unfavorably with regard to photovoltaic electricity. Any unfavorable regulation in Germany would have a major impact on the photovoltaic market. However, other countries may establish incentives to increase solar photovoltaic energy production. The market is heavily dependent on public policies and, as a result, such policies present the greatest uncertainties for our products. In addition, breakthrough technologies might emerge in thin films or nanoscience, which reduce the cost of photovoltaic cells. Shortages in the supply of polysilicon may also affect the increase in the photovoltaic market.

Capital Expenditures

We anticipate capital expenditures during the fiscal year ending December 31, 2007 to construct a new manufacturing facility CHF10,500,000 ($8,622,530) and to purchase new machinery CHF3,000,000 ($2,463,580). We anticipate financing these expenditures through current debt financing and available cash.

RESULTS OF OPERATIONS - COMPARISON OF PERIODS ENDED MARCH 31, 2007 AND 2006

Net Loss

Our Company’s net loss for the three months ended March 31, 2007 was $391,617, as compared to a net loss of $154,775 for the three months ended March 31, 2006. The increase in net loss during the period ended March 31, 2007 was the result of no revenue, personnel costs to develop the new activities of our subsidiary (increase of $62,284), additional research expenses (increase of $86,447) and consultant expenses (increase of $130,569) paid to Standard Atlantic, as discussed in Note 15 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and in connection with SEC compliance.

Revenues and Cost of Goods Sold

The Company recognizes revenues on the completed contract method; and therefore, only when a project is completed. No projects were completed during the three months ended March 31, 2007 and 2006; and, therefore, neither revenues nor costs of goods sold were recorded.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $431,849, which represents a 197% increase from operating expenses of $144,983 for the three months ended March 31, 2006. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our Company’s operating expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2007 were $190,625 compared to $60,056 for the three months ended March 31, 2006, representing an increase of approximately 217%. The increase was mainly due to consultant fees.

Other Income (Expense)

Interest expense increased to $12,969 for the three months ended March 31, 2007 as compared to $9,792 for the three months ended March 31, 2006, representing an increase of approximately 32%. The increase in interest expense was primarily attributable to the increase in the amount of the loan from the State of Geneva. On March 22, 2006, the loan from the State of Geneva was increased from CHF969,470 ($796,119) to CHF1,469,470 ($1,206,714) (using the exchange rate of 1.21774 disclosed on Note 4 of the Notes to the Consolidated Financial Statements).

Interest income for the three months ended March 31, 2007 was $48,500 as compared to $0 for the period ended March 31, 2006. The interest income earned during the period was received from time deposits.

Foreign exchange gain for the three months ended March 31, 2007 was $4,701 compared to $0 for the three months ended March 31, 2006. Historical financial statements prior to September 27, 2006, the date of the reverse acquisition, are those of SES Switzerland which conducts substantially all its business and incurs substantially all its costs in Swiss Francs.

Liquidity and Capital Resources

Our Company’s principal cash requirements for the three months ended March 31, 2007, were for operating expenses, including consultancy costs, staff costs, and accounts payable. As of March 31, 2007, our Company had working capital of $4,339,999 compared with negative working capital of ($135,979) as of March 31, 2006. The cash and cash equivalents of our Company increased to $5,252,140 as at March 31, 2007, as compared to $118,623 as of March 31, 2006 as a result of our private placements.

The ability of our Company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our Company raised and received additional capital of $8,681,081 between May 30, 2006, and November 22, 2006, in connection with the closing of three private placement transactions.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and the cash received in the equity financings will be sufficient to meet our working capital requirements for the next twelve months.

Operating Activities

Operating activities used net cash of $533,988 for the three months ended March 31, 2007, as compared to $243,610 used in operating activities for the three months ended March 31, 2006. The net cash used in operating activities was mainly attributable to consultant fees, salaries, rents, and other general and administrative expenses.  The variation between 2007 and 2006 is due to the higher net loss for the three months ended March 31, 2007.

Investing Activities

Net cash used in investing activities was $222,422 for the three months ended March 31, 2007, as compared to $6,983 used in investing activities for the three months ended March 31, 2006. The increase in investing activities was largely due to cash raised by the Company in connection with the private placements and investments made in the new facility development. We expect capital expenditures of approximately CHF13,500,000 ($11,086,110) (using the exchange rate of $1.00 - CHF1.23311 as per Note 4 to the Consolidated Financial Statements) in 2007 as we construct our new manufacturing facility and purchase additional equipment.

Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2007, as compared to financing activities which provided cash of $335,198 for the three months ended March 31, 2006.

The cash received in 2006 was mainly the result of proceeds from loans.

Capital Expenditures
Management anticipates capital expenditures during 2007 and 2008 to total approximately CHF10,500,000 ($8,622,530) (using the exchange rate set forth in Note 4 to the Consolidated Financial Statements set forth herein).

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

At March 31, 2007, the Company has an outstanding purchase order of EUR448,600 (approximately $598,213) for the future construction of a new machine to be used in the new plant for solar modules production. A letter of credit in the amount of EUR224,300 ($299,106) has been issued by SES Switzerland’s bank as a partial guarantee of payment. There were no charges by the bank to the Company for the letter of credit. The Company has made an advance of EUR44,860 ($59,446) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms because the Company has now gained knowledge regarding U.S. generally accepted accounting principles. There has been no significant change in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting during the period covered by this Report.

PART II - OTHER INFORMATION

Item 6 - EXHIBITS

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SES SOLAR, INC. (Small Business Issuer)

Dated: May 21, 2007	By:	/s/ JEAN-CHRISTOPHE HADORN
Jean-Christophe Hadorn Chairman of the Board and Chief Executive Officer (principal executive officer)

Dated: May 21, 2007	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)