Form 10QSB
period 2007-06-30
SES SOLAR INC.
filed 2007-08-13
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Yes  ☐ No ☒

The number of shares outstanding of each of the issuer's classes of stock as of August 9, 2007 is 73,081,168 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

 SES SOLAR, INC.
QUARTERLY REPORT ON FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet - June 30, 2007 and December 31, 2006	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2007 and 2006 and for the Six Months Ended June 30, 2007 and 2006	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5
Notes to the Consolidated Financial Statements	6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	15
Item 3. CONTROLS AND PROCEDURES	23

PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
Item 3. DEFAULTS UPON SENIOR SECURITIES	24
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
Item 5. OTHER INFORMATION	24
Item 6. EXHIBITS	25
SIGNATURES	26

Part I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in $, except per share amounts)

	June 30th 2007	December 31st 2006
	(unaudited)
ASSETS (in $)
Current Assets:
Cash and cash equivalents	5,538,585	6,016,666
Receivables, net of allowance for doubtful accounts of $0 for the periods ended 2007 and 2006	10,310	10,386
Due from related party	77,808	78,386
Inventory	235,527	237,275
Other current assets	156,973	203,280
Total current assets	6,019,203	6,545,993
Long-Term Assets:
Deferred expense	300,000	420,000

Advance payments for machinery	88,755	0
Total other long-term assets	388,755	420,000
Property and Equipment, at cost,	381,085	376,837
Less accumulated depreciation and amortization	(277,615)	(254,779)
Building development	412,691	219,619
Total fixed assets	516,161	341,677
Total long-term assets	904,916	761,677
Total assets	6,924,119	7,307,670
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	1,195,855	409,920
Accounts payable	346,595	329,323
Billings in excess of cost and estimated earnings	374,215	123,573
Total current liabilities	1,916,665	862,816
Long-Term Liabilities:
Loan payable	0	794,810
Total long-term liabilities	0	794,810
Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding; 73,081,168 shares	73,081	73,081
Additional paid-in capital	8,081,740	8,050,093
Accumulated other comprehensive income (loss)
Translation adjustment	(213,269)	(226,816)
Year end accumulated deficit	(2,934,098)	(2,246,314)
Total stockholders' equity	5,007,454	5,650,044
Total liabilities and stockholders' equity	6,924,119	7,307,670

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Revenue	1,165,035	10,055	1,165,035	10,055
Cost of goods sold (exclusive of depreciation shown separately below)	969,972	6,924	969,972	6,924

Costs and Expenses:
Personnel	86,779	38,278	172,164	61,379
Rent and leases expenses	32,382	29,413	65,152	56,080
Research & Development	58,963	23,553	169,436	47,580
Other General & Administrative Expenses	301,442	40,466	492,067	100,522
Depreciation and amortization	12,145	13,419	24,741	24,553
Total costs and expenses	491,711	145,129	923,560	290,114
Other Income and Expense:
Interest expense	(16,037)	(16,039)	(29,006)	(25,831)
Interest income	46,788	0	95,288	0
Foreign exchange gain/(loss)	(30,270)	0	(25,569)	0
Total other income	481	(16,039)	40,713	(25,831)

Loss before taxes	(296,167)	(158,037)	(687,784)	(312,814)
Income taxes	0	0	0	0
Net Loss	(296,167)	(158,037)	(687,784)	(312,814)
Other Comprehensive loss/income:
Translation adjustment	17,263	(36,967)	13,547	(41,371)
Comprehensive loss	(278,904)	(195,004)	(674,237)	(354,185)
Basic and diluted weighted average shares	48,937,761	24,143,410	48,937,761	24,143,410
Basic and diluted net loss per share	(0.006)	(0.007)	(0.014)	(0.013)

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(687,784)	(312,814)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	24,741	24,553
Stock compensation for options	31,647	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including due from related
party	0	178,578
Inventory	0	0
Other current assets and deferred expenses	164,866	(127,594)
Increase (decrease) in:
Accounts payable and accrued exp.	19,432	(77,508)
Billings in excess of cost and estimated
earnings	251,834	0
Net cash used in operating activities	(195,264)	(314,785)
Cash Flows from investing activities:
Property, plants and equipment	(201,941)	(16,376)
Advance payments for machinery	(88,854)	0
Net cash used in investing activities	(290,795)	(16,376)
Cash Flows from financing activities:
Proceed from loans	0	391,300
Bank loan	0	(50,482)
Net cash provided by financing activities	0	340,818
Increase (decrease) in cash and cash equivalents	(486,059)	9,657
Effect of exchange rate changes on cash	7,978	698
Cash and cash equivalents, beginning of the quarter	6,016,666	35,170

Cash and cash equivalents, end of the quarter	5,538,585	45,525

Supplemental cash flow information:
Cash paid for interest	29,006	25,832
Non-cash Activities
- Issuance of stock options for services	31,647	0

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Nature of Operations

Organization - SES Solar Inc. (the “Company,” “SES USA,” “our,” “we,” and “us”) is the result of a reverse acquisition accomplished on September 27, 2006 between SES USA, a Delaware company, which had no operations and net assets of $39,069, and Société d'Energie Solaire SA (“SES Switzerland”), a Swiss company. SES USA acquired all of the outstanding shares of SES Switzerland. For accounting purposes, the acquisition has been treated as a recapitalization of SES Switzerland with SES Switzerland as the acquirer (reverse acquisition). SES Switzerland acquired 10,668,000 shares of SES USA common stock in the transaction. The historical financial statements prior to September 27, 2006 are those of SES Switzerland. The reverse acquisition resulted in a change of control of SES USA, with the former stockholders of SES Switzerland owning approximately 70% of SES USA and SES Switzerland becoming SES USA's wholly owned subsidiary.

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

SES USA issued 4,100,001 shares of common stock to third parties on November 7, 2006 resulting in a dilution of the historical and former shareholders of SES Switzerland to approximately 66%.

2. Plan of Operations

SES Switzerland has experienced losses from operations and anticipates incurring losses in the near future. SES Switzerland has developed, and is in the process of patenting, a new assembly technology for solar panels, which the Company believes will allow higher quality electrical contacts, better performance and highly reduced costs resulting from increased automation processes.

The Company’s business plan includes the development of a new assembly line based on its proprietary technology and the construction of a manufacturing facility in the suburbs of Geneva, Switzerland to produce solar panels or modules and solar tiles at a lower cost. The Company expects that construction of the facility will commence in July 2007. These activities require the Company to design and manufacture prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in the main markets for solar photovoltaic cells. Costs incurred in manufacturing prototype panels have been expensed as research and development costs.

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

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

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

Foreign Currency Translation—The currency of SES USA is the U.S. dollar whereas the wholly owned subsidiary's functional currency is the Swiss Franc (“CHF”). The financial statements of the Company's wholly owned subsidiary, SES Switzerland, are translated to U.S. dollar equivalents, the reporting currency, under the current method in accordance with SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from intercompany receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

The exchange rates used for translating the financial statements are listed below:

Average Rates	2007	2006
	CHF	CHF
	$1.22743	1.27779

	2007	2006
Balance Sheet period-end rates	CHF	CHF
	$1.22881	1.21975

Stock based compensation

Since inception the Company has accounted for its stock based compensation plans under Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payments”, The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loss Per Share— Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share does not include the effects of potentially dilutive warrants and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of warrants for periods in which the warrants' exercise price is lower than the Company's average share price for the period. As per an agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company is required to obtain additional financing in the amount of CHF12,000,000 ($9,765,546) no later than November 30, 2007 to build a manufacturing plant in Plan-les-Ouates. Otherwise, 24,143,410 escrowed shares will be cancelled. The escrowed shares are not included in the calculation of Earnings per Share since they are anti-dilutive. Stock options of 43,110 were granted to a non-employee, Hogan & Hartson LLP, and outstanding as of June 18, 2007 and are not included in the Earnings per Share.

	Six Months Ended June 30,
	2007	2006
Basic Weighted average shares outstanding	48,937,761	24,143,410
Diluted weighted average shares outstanding	48,937,761	24,143,410

Note: Due to the net loss, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. The number of shares of common stock listed as beneficially owned by one selling stockholder includes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the June 30, 2007, and December 31, 2006 balance sheet dates, the warrants were not yet exercised. Also, they are not included in the computation of diluted loss per share because their effect was anti-dilutive.

Revenue Recognition— The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collection is reasonably assured.

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

For the six months ended June 30, 2007 and 2006, the Company has no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at quarter end are expected to be collected in 2007.

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

The Company has no unrecognized tax benefits as of January 1, 2007 and June 30, 2007. The federal and cantonal tax authorities in Switzerland have assessed the income taxes based on the returns that the Company has filed up to and including fiscal year 2005. These assessments are final. Furthermore, the Company does not expect any changes to the tax returns that were filed for the fiscal year 2006 since the Company has generated net losses.

Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), " Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock ." In December 2006, FASB issued FASB Staff Position ("FSP") No. EITF 00-19-2 ("EITF 00-19-2"), "Accounting for Registration Payment Arrangements" which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability under the method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations. Under the new guidance provided in EITF 00-19-2 the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, " Accounting for Contingencies ." For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined that the adoption of EITF 00-19-2 had no effect on its financial statements since the warrants issued and the granted registration rights are not included in the scope of such FSP.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory is summarized as follows:

	6/30/2007	12/31/2006
	$	$
Raw Materials and Others	89,004	89,665
Finished Goods	146,523	147,610
Total Inventory	235,527	237,275

6. Borrowings Under Revolving Credit Facility

SES Switzerland has a revolving credit line with UBS which was increased from CHF100,000 ($81,380) to CHF1,000,000 ($813,795) as at May 25, 2007, used mainly to cover short-term cash needs. The credit line is secured by the short term deposits in US dollars with UBS, amounting to $3,155,000 as at June, 30, 2007. The credit line bears interest at the rate of 4.75% (previously 6.75% p.a.). The credit line can be cancelled by either party at any time. As at June 30, 2007 and December 31, 2006 the credit line was not used.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève in the amount of CHF4,800,000 ($3,906,218), which is intended for financing the construction of the new facility. This credit line must be drawn down before the later of the completion of the construction or June 30, 2008. The construction loan bears interest at a rate of 3.25% p.a. and has not yet been utilized. The loan is secured by a mortgage on the construction.

On December 20, 2006, SES Switzerland signed a construction loan with Ms. Christine Erné, the Company's principal stockholder, to enable SES Switzerland to commence construction of a new manufacturing facility near Geneva, Switzerland during 2007. The construction loan is in the amount of CHF2,700,000 ($2,197,248). The Company will pay interest at the rate of 4.5% p.a. The funds will be disbursed as soon as construction has begun. The term of the loan is two years.

7. Short-Term Debt Service Geneva State Department of Energy

On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy of up to CHF1,000,000 ($813,795). SES Switzerland used CHF969,470 ($788,955) as at June 30, 2007, and CHF969,470 ($794,810) as at December 31, 2006. The loan is to be repaid on March 31, 2008. The loan bears interest at a rate of 4% p.a. The stockholders, Christiane Ernè, Jean-Christophe Hadorn and Claudia Rey, have pledged in the aggregate 10,000,000 issued common shares of the Company as a guarantee for the loan. At the moment, the Company does not have any plans to repay the loan before its due date.

SES Switzerland was also granted a loan by the Geneva (Switzerland) State Department of Energy in the amount of CHF500,000 ($406,900) on January 21, 2004 with the funds to be available contingent upon SES Switzerland's meeting certain conditions precedent, which were fulfilled by March 22, 2006. The loan has a term of 18 months and carries an interest rate of 5% p.a. with repayment due on September 21, 2007.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies

Operating Leases — Lease expenses for the six months ended June 30, 2007 and 2006 were $65,152 and $56,080, respectively.

The following table presents future minimum lease commitments (concerning the lease of a vehicle) under operating leases at June 30, 2007:

Operating
Leases $
2007	7,227
2008	14,543
2009	12,208
Thereafter	-
Total	33,978

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The lease agreement expires on February 28, 2008 and establishes the total rent of CHF52,104 ($42,450) per year.

SES Switzerland also leases a 1,654 square meter industrial facility in Harkingen, Switzerland. The monthly fixed rent is CHF7,232 ($5,892). The lease has no specific termination date. The lease may be cancelled with six months notice at the end of the month, except for the end of December, which requires an additional month notice.
On May 27, 2005, we received authorization from the State of Geneva to build a manufacturing facility on other property in Plan-les-Ouates, Switzerland and we received a lease for the land in February 2007. The lease for use of the land is for 60 years commencing on July 1, 2006.

The following are the lease commitments.

Use of
Land $
2007	29,356
2008	58,712
2009	58,712
2010	58,712
2011	58,712
Thereafter	3,199,826
Total	3,464,030

SES Switzerland has no non-cancellable operating leases.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation— The Company has no litigation currently pending.

Capital Commitments— At June 30, 2007, the Company has an outstanding purchase order of EUR448,600 ($604,452, using the exchange rate of 0.74216 at June 30, 2007) for the future construction of a new machine to be used in the new plant for solar modules production. A letter of credit in the amount of EUR224,300 ($302,226, using the exchange rate of 0.74216 at June 30, 2007) has been issued by SES Switzerland's bank as a partial guarantee of payment. There were no charges to the Company by the bank for the letter of credit. The Company has made an advance of EUR67,290 ($88,755) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

9. Business Segments

All of Company's operations are conducted through its wholly owned subsidiary, SES Switzerland, and are limited to the assembly and installation of photovoltaic panels in Switzerland, the only business segment of the Company.

10. Stockholders' Equity

Common Stock— The Company has authorized and issued 73,081,168 shares of common stock, par value $0.001 per share.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options - On June 18, 2007, SES Solar Inc. (the “Company”) entered into a Call Option Agreement (the “Agreement”) with a non-employee, Hogan & Hartson LLP (the “Optionee”), pursuant to which the Company granted to the Optionee the right and option to purchase 43,110 shares of common stock, par value 0.001 per share of the Company (the “Option Shares”), at an exercise price of $.001 per share (the “Option”) in connection with the general legal representation of the Company. The Company will grant, for each of four quarters to total 143,700 options, to the Optionee the right and option to purchase the Option Shares, the first Option being granted on June 18, 2007 and the last Option on March 1, 2008. The Option expires within 24 months following the grant of each Option. Both the Option and the Agreement are transferable by the Optionee. No options were exercised as at June 30, 2007.

The Company uses the Black-Scholes option-pricing model to compute the fair value of stock options which requires the Company to make the following assumptions:

	Period Ended June 30,
	2007	2006
Expected life (years)	2.34	$0
Risk-free interest rate	4.89%	$0
Dividend yield	0	0
Volatility	38%	$0

•	The term of grants is based on the contractual method.

•	The risk-free rate is based on the two-year Treasury bond rate at the date of the grant.

•	The dividend yield on the Company's common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company's common stock is based on the volatility of other companies in the same industry.

Warrants — During the year ended December 31, 2006, the Company issued stock purchase warrants exercisable for 1,500,000 shares of common stock at $0.90 per share with an expiration date of November 21, 2010 in consideration for certain corporate advisory services as well as capital raising services.

During the six-month period ended June 30, 2007, no stock purchase warrants were exercised.

Warrant transactions consisted of the following during the six-month period ended June 30, 2007:

	Exercisable Warrants	Strike Price
Warrants outstanding as of December 31, 2006	0	$0
Warrants granted as consideration for agent's fee	1,500,000	$0.90
Exercise of warrants	0	0
Warrants outstanding as of June 30, 2007	1,500,000	$0.90

Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price ($)
2010	1,500,000	0.90
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

Pursuant to the terms of a Finder's Agreement between SES USA and Standard Atlantic (the "Finder's Agreement") the parties agreed to a finder's fee of $228,000 if a transaction were consummated. The Finder's Agreement also provided that Standard Atlantic would continue to provide consulting services to the Company for a period of 24 months regarding investor relations matters for a monthly fee of $20,000. The two-year consulting fee was due and was paid to Standard Atlantic at closing. The Company recorded the total amount as of September 30, 2006, as deferred expense and amortizes the amount over the 24 months of the consulting agreement.

As per the terms of the Long-Term Escrow Agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company is required to obtain additional financing in the amount of CHF12,000,000 ($9,765,546) before November 30, 2007 to build the manufacturing plant in Plan-les-Ouates. Otherwise, the 24,143,410 shares of common stock escrowed by Christiane Ernè, Jean-Christophe Hadorn and Claudia Rey pursuant to the terms of the Long-Term Escrow Agreement will be cancelled. The shares of common stock of the Company held in escrow pursuant to the terms of the Long-Term Escrow Agreement are to be delivered from escrow by the escrow agent on the second anniversary of the closing of the share exchange agreement. The escrowed shares are not included in the calculation of Earnings per Share since they are anti-dilutive.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Subsequent Events

No major events have occurred since June 30, 2007 except as follows. We commenced construction of our manufacturing facility in Geneva, Switzerland in July 2007. The Company expects that capital expenditures during the fiscal year ending December 31, 2007 to construct the new manufacturing facility will be $8,544,852 and $2,441,386 to purchase new machinery. We anticipate that the facility will be completed during the first quarter of 2008. In addition, the Call Option Agreement entered into on June 18, 2007 with Hogan & Hartson LLP was terminated on July 18, 2007 and all options that had already been granted were cancelled. No consideration was paid in connection with the termination.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in our Annual Report on Form 10-KSB.

SES Solar Inc., a Delaware corporation (the “Company,” “SES USA,” “our,” “we,” and “us”), based in Geneva, Switzerland, is engaged in the business of designing, engineering and producing solar panels or modules and solar tiles for generating electricity. We have developed a new assembly technology for solar panels which we believe will allow for higher quality electrical contacts, better performance and reduced costs resulting from proprietary automation processes. We are beginning construction of a manufacturing facility that will include a new assembly line based on our proprietary technology to complete the development and testing of our new products. To date, while we have been engaged in developing and testing our new solar panel technology, we have been developing the sales and distribution portions of our business by selling solar panels or modules and solar tiles, either manufactured by us using an early stage technology or manufactured for us by subcontractors, to electric companies, local governmental agencies and private home owners.

Our business was commenced in 2001 by Société d'Energie Solaire SA (“SES Switzerland”), a Swiss-based developer of cost-effective solar panels and solar roof tiles. On September 27, 2006, our parent company, SES USA, completed a share exchange agreement with SES Switzerland in which SES Switzerland became our wholly-owned subsidiary. Our parent company then abandoned our previous internet-based auction website business and the SEC Switzerland business of designing, engineering and producing solar panels or modules and solar tiles became the sole business of the combined company. Because SES USA and its subsidiary on a consolidated basis is the successor business to SES Switzerland, and because the operations and assets of SES Switzerland represent our entire business and operations from the closing date of the share exchange agreement, management's discussion and analysis and plan of operations are based on SES Switzerland's financial results for the relevant periods.

Overview and Plan of Operation

This Overview addresses our plan of operation and the trends, events, and uncertainties that have been identified by our management as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

SES Switzerland has developed, and is in the process of patenting, a new assembly technology for solar panels or modules and solar tiles. Our business plan includes the development of a new assembly line based on our proprietary technology, using a manufacturing facility in the suburbs of Geneva, Switzerland which is currently under construction, to produce solar panels or modules and solar tiles at a lower cost. We believe this new facility will position us as one of the few manufacturers in Europe that can also produce customized solar photovoltaic modules that are larger than three square meters. To implement our business plan, we will need to complete the design of the solar panels or modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our plan is to complete the manufacturing facility during the first quarter of 2008, manufacture the prototypes and have them tested and licensed in 2008, to commence production and sale of our new products on a limited basis in 2008 and to begin full capacity production and sale of our new products in 2009.

To date, we have generated limited revenue from the sale of solar panels or modules and solar tiles, either manufactured by us using an early stage technology or manufactured for us by subcontractors, to electric companies, local governmental agencies and private home owners. We currently have available two product lines: solar tiles and solar modules. Historically, we have relied upon third party vendors to supply us with component parts such as cells. As a result of commencing construction on our new manufacturing facility and our new technology for module assembly, we believe that we are positioning ourselves to offer proprietary products that are competitive in the solar energy market.

SES Switzerland has experienced losses from its early stage operations, which have involved developing and testing our new solar panel technology and commencement of the sales and distribution portions of our business by selling solar panels or modules and solar tiles using an early stage technology. We anticipate incurring losses over the next few years as we complete the development, testing, prototypes and licensing of our new products and commence production. Our research and development costs and costs incurred in manufacturing prototype panels to date have been expensed. We do not believe that we can achieve profitability until development, implementation and commercialization of new products manufactured through the new assembling processes are operational.

We believe the demand for solar panels and solar tiles ultimately will be substantial. According to the Energy Information Administration, global demand for electricity is expected to increase from 14.8 trillion kilowatt hours in 2003 to 27.1 trillion kilowatt hours in 2025. Over time, supply constraints, rising electricity prices, dependence on foreign countries for fuel feedstock and environmental concerns could limit the ability of many conventional sources of electricity and other alternative sources to supply this rapidly expanding global demand. According to the Department of Energy, solar energy is the only source of renewable power with a large enough resource base to supply a significant percentage of the world’s electricity needs over the next several decades.

However, over the near term there are significant competitive concerns with solar energy. Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. To nurture the development of solar electricity, governmental bodies in many countries, most notably Germany, Italy, Spain, France, South Korea, Japan, Canada and the United States, have provided some level of subsidies in the form of feed-in tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of solar photovoltaic panels and other products. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity.

As such, we believe the market for solar energy products is and will continue to be heavily dependent on public policies of supporting growth of solar energy and, as a result, the continuation of such policies and level of support present the greatest uncertainties for our products. For example, there are some indications that regulations in Germany, a major European market for our products and services, may change unfavorably with regard to solar or photovoltaic electricity as discussions are ongoing about modifying the German Renewable Energy Law, or the EEG. If Germany reduces or eliminates the subsidies under the EEG or implements other unfavorable regulations, this would have a major impact on the solar photovoltaic market and adversely affect our growth prospects. Other countries, such as Italy and Greece, have established incentives to increase solar photovoltaic energy production, creating new opportunities for photovoltaic products, although there is no guarantee this will occur or that such incentives will be available to us.

Worldwide, annual installations by the photovoltaic industry grew from 0.4GW in 2002 to 1.7GW in 2006, representing an average annual growth rate of over 42%, but solar electricity still represents a small fraction of the supply of electricity. So long as governments and the market are focused on the ability of manufacturers to develop new technologies that reduce the cost of solar electricity, we believe that the demand for solar energy products will continue to grow significantly. This growth projection is based on continued governmental support, on the success of such manufacturing efforts to reduce the gap between the cost of solar electricity and more conventional and established methods of generating electricity and on other developments affecting the world energy market. In addition to the uncertainties associated with government subsidies and these other factors, it is also possible that breakthrough technologies might emerge in other areas that will reduce demand for new solar energy products. Also, even within the solar energy area, developments in thin films or nanoscience which could reduce the cost of photovoltaic cells or continued shortages in the supply of polysilicon, an essential raw material in the production of our photovoltaic cells, could impact our proposed new products and adversely affect our plan of operation.

We are in discussions with strategic partners, including cell manufacturers, photovoltaic line manufacturers and special machine manufacturers to assist us with our new technology for module assembly. We are also progressing with our plans to construct a new manufacturing facility, which is under construction. Capital expenditures during the most recent six months totaled $290,795 and research and development expenses equaled $169,436. We also continued sales of solar panels and solar tiles to customers during this period, generating revenues of approximately $1.16 million and had a net loss of approximately $687,784.

We expect capital expenditures during the fiscal year ending December 31, 2007, which will include construction of our new manufacturing facility, to equal or exceed $8.5 million, plus $2.5 million to purchase new machinery. We anticipate financing a significant portion of these expenditures through available cash and lines of credit, but we will also need additional financing to complete construction and fund our operations. We do not have any current plans or agreements in place to secure such financing. We expect to continue to experience losses from operations during the remainder of 2007 and until we can generate revenues from our new products. As a result of our continuing need to fund operations and development of our new products, we expect to continue to need additional capital in order to continue as a going concern.

Selected Financial Data (unaudited)

Balance Sheets	June 2007	December 2006
	in $
Total current assets	6,019,203	6,545,993
Total long-term assets	904,916	761,677
Total current liabilities	1,916,665	862,816
Total long-term liabilities	0	794,810
Total liabilities and stockholders' equity	6,924,119	7,307,670

Statement Of Operations (unaudited)

	For the Three months ended June 30,
	2007	2006
	in $
Total revenues	1,165,035	10,055
Total cost of goods sold (exclusive of depreciation shown separately below)	(969,972)	(6,924)
Personnel	86,779	38,278
Rent and lease expenses	32,382	29,413
Research and development	58,963	23,553
Depreciation and amortization	12,145	13,419
General and administrative expenses	301,442	40,466
Interest expense	(16,037)	(16,039)
Interest income	46,788	—
Foreign exchange gain /(loss)	(30,270)	—
Total other income (expense)	481	(16,039)
Taxes	—	—
Net loss	(296,167)	(158,037)
Other compensative income: translation adjustment	17,263	(36,967)
Comprehensive loss	(278,904)	(195,004)

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Net Loss

Our Company's net loss for the three months ended June 30, 2007 was $296,167 as compared to a net loss of $158,037 for the three months ended June 30, 2006. Notwithstanding the significant increase in total revenue and corresponding increase in total costs of goods sold, the increase in net loss during the period ended June 30, 2007 was primarily due to personnel costs to develop the new activities of our subsidiary, additional research expenses and increased general and administrative expenses associated with preparation and SEC compliance of various public filings.

Revenues

The Company recognizes revenue on the completed contract method, and therefore, only when a project is completed. During the period April 1, 2007 to June 30, 2007, we completed one photovoltaic installation project for total revenue of $1,165,035 as compared to $10,055 for the three months ended June 30, 2006.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2007 was $969,972 compared to cost of goods sold of $6,924 for the three months ended June 30, 2006. This increase is entirely attributable to the project completed during the period.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 were $491,711 compared to operating expenses of $145,129 for the three months ended June 30, 2006. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our Company's operating expenses. The majority of the increase in operating expenses was related to personnel costs to develop the new activities of our subsidiary (increase of $48,501), additional research and development expenses (increase of $35,410), and increased general and administrative expenses associated with preparation and SEC compliance of various public filings (increase of $260,976). We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense for the three months ended June 30, 2007 was $16,037 compared to $16,039 for the three months ended June 30, 2006.

Interest income for the three months ended June 30, 2007 was $46,788 as compared to $0 for the period ended June 30, 2006. The interest income earned during the period was received from time deposits.

Foreign exchange loss for the three months ended June 30, 2007 was $30,270 compared to $0 for the three months ended June 30, 2006. Historical financial statements prior to September 27, 2006, the date of the reverse acquisition, are those of SES Switzerland which conducts substantially all its business and incurs substantially all its costs in Swiss Francs.

Statement Of Operations (unaudited)

	For the Six months ended June 30,
	2007	2006
	in $
Total revenues	1,165,035	10,055
Total cost of goods sold (exclusive of depreciation shown separately below)	(969,972)	(6,924)
Personnel	172,164	61,379
Rent and lease expenses	65,152	56,080
Research and development	169,436	47,580
Depreciation and amortization	24,741	24,553
General and administrative expenses	492,067	100,522
Interest expense	(29,006)	(25,831)
Interest income	95,288	—
Foreign exchange gain /(loss)	(25,569)	—
Total other income (expense)	40,713	(25,831)
Taxes	—	--
Net loss	(687,784)	(312,814)
Other compensative income: translation adjustment	13,547	(41,371)
Comprehensive loss	(674,237)	(354,185)

RESULTS OF OPERATIONS - COMPARISON SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net Loss

Our Company's net loss for the six months ended June 30, 2007 was $687,784, as compared to a net loss of $312,814 for the six months ended June 30, 2006. Notwithstanding the significant increase in total revenue and corresponding increase in total costs of goods sold, the increase in net loss during the period ended June 30, 2007 was primarily due to personnel costs to develop the new activities of our subsidiary, additional research expenses and increased general and administrative expenses associated with preparation and SEC compliance of various public filings.

Revenues

The Company recognizes revenues on the completed contract method, and therefore, only when a project is completed. During the period January 1 to June 30, 2007, we completed one photovoltaic installation project for total revenue of $1,165,035 as compared to $10,055 for the three months ended June 30, 2006.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2007 was $969,972 compared to cost of goods sold of $6,924 for the six months ended June 30, 2006. This increase is entirely attributable to the project completed during the period.

Operating Expenses

Operating expenses for the six months ended June 30, 2007 were $923,560 compared to operating expenses of $290,114 for the six months ended June 30, 2006. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our Company's operating expenses. The majority of the increase was related to personnel costs to develop the new activities of our subsidiary (increase of $110,785), additional research and development expenses (increase of $121,856), and increased general and administrative expenses associated with preparation and SEC compliance of various public filings (increase of $391,545). We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense increased to $29,006 for the six months ended June 30, 2007 as compared to $25,831 for the six months ended June 30, 2006. The increase in interest expense was primarily attributable to the increase in the amount of the loan from the State of Geneva. On March 22, 2006, the loan from the State of Geneva was increased from CHF969,470 ($788,955) to CHF1,469,470 ($1,195,855 using the exchange rate of 1.22881 disclosed on Note 4 of the Notes to the Consolidated Financial Statements).

Interest income for the six months ended June 30, 2007 was $95,288 as compared to $0 for the period ended June 30, 2006. The interest income earned during the period was received from time deposits.

Foreign exchange loss for the six months ended June 30, 2007 was $25,569 compared to $0 for the six months ended June 30, 2006. Historical financial statements prior to September 27, 2006, the date of the reverse acquisition, are those of SES Switzerland which conducts substantially all its business and incurs substantially all its costs in Swiss Francs.

Liquidity and Capital Resources

Our Company's principal cash requirements for the six months ended June 30, 2007 were for operating expenses, including consulting, accounting and legal costs, staff costs, and accounts payable. As of June 30, 2007, we had working capital of $4,102,538 compared with negative working capital of ($299,527) as of June 30, 2006. Our cash and cash equivalents increased to $5,538,585 as of June 30, 2007, as compared to $45,525 as of June 30, 2006 as a result of private placements completed on September 8, 2006 for gross proceeds of $3,701,080 and on November 22, 2006 for gross proceeds of $3,690,000.

At June 30, 2007, we had short-term debt in the amount of $1,195,855 which consisted of two loans made to our wholly-owned subsidiary, SES Switzerland, by the Geneva (Switzerland) State Department of Energy. The first such loan in the amount of up to $813,795 was made on November 3, 2003 and carries a principal balance of $788,955. The loan bears interest at the rate of 4% and is due on March 31, 2008. The second loan was made on January 1, 2004 and carries a principal balance of $406,900. This loan bears interest at the rate of 5% and is due on September 21, 2007.

In addition, the Company also has a revolving credit line with UBS which was increased from $81,380 to $813,795 as of May 25, 2007, used mainly to cover short-term cash needs. The credit line is secured by the short term deposits in US dollars with UBS, amounting to $3,155,000 at June, 30, 2007. The credit line bears interest at the rate of 4.75%. The credit line can be cancelled by either party at any time. As June 30, 2007, the credit line was not used.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève in the amount of $3,906,218, which is intended for financing the construction of our new manufacturing facility. This credit line must be drawn down before the later of the completion of the construction or June 30, 2008. The construction loan bears interest at a rate of 3.25% and has not been utilized. The loan is secured by a mortgage on the construction.

On December 20, 2006, SES Switzerland signed a construction loan with Ms. Christine Erné, the Company's principal stockholder and a director, to enable SES Switzerland to commence construction of our new manufacturing facility. The construction loan is in the amount of $2,197,248. The Company will pay interest at the rate of 4.5%. The funds will be disbursed as soon as construction has begun. The term of the loan is two years.

The ability of our Company to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our Company raised and received additional capital of $8,681,081 between May 30, 2006 and November 22, 2006 in connection with the closing of three private placement transactions.

Management believes that our Company's cash and cash equivalents, cash provided by operating activities, and cash received in the equity financings will be sufficient to meet our working capital requirements for the next twelve months. We anticipate incurring capital expenditures during the fiscal year ending December 31, 2007 in the amount of $8,544,852 to construct our new manufacturing facility and in the amount of $2,441,386 to purchase new machinery. We anticipate financing these expenditures through current debt financing and available cash.

Operating Activities

Operating activities used net cash of $195,264 for the six months ended June 30, 2007, as compared to $314,785 used in operating activities for the six months ended June 30, 2006. The net cash used in operating activities was mainly attributable to consultant fees, salaries, rents, and other general and administrative expenses.  The variation between 2007 and 2006 is due to the higher net loss for the six months ended June 30, 2007.

Investing Activities

Net cash used in investing activities was $290,795 for the six months ended June 30, 2007, as compared to $16,376 used in investing activities for the six months ended June 30, 2006. The increase in investing activities was largely due to investments for the construction of the plant and advances on machinery.

Financing Activities

Net cash provided by financing activities was $0 for the six months ended June 30, 2007, as compared to financing activities which provided cash of $340,818 for the six months ended June 30, 2006.

The cash received in 2006 was mainly the result of proceeds from loans.

Off-Balance Sheet Arrangements

Our Company has no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

At June 30, 2007, the Company has an outstanding purchase order of EUR448,600 (approximately $604,452, using the exchange rate of 0.74216 at June 30, 2007) for the future construction of a new machine to be used in the new plant for solar modules production. A letter of credit in the amount of EUR224,300 ($302,226, using the exchange rate of 0.74216 at June 30, 2007) has been issued by SES Switzerland's bank as a partial guarantee of payment. There were no charges by the bank to the Company for the letter of credit. The Company has made an advance of EUR67,290 ($88,755) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act, is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s principal executive officer and principal financial officer. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

SES SOLAR, INC. (Small Business Issuer)

Dated: August 9, 2007	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)