Form 10QSB
period 2007-09-30
SES SOLAR INC.
filed 2007-10-23
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ to ___________

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
Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of stock as of September 30, 2007 is 73,081,168 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

 SES SOLAR, INC.
QUARTERLY REPORT ON FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet - September 30, 2007 and December 31, 2006	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2007 and 2006 and for the Nine Months Ended September 30, 2007 and 2006	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5
Notes to the Consolidated Financial Statements	6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	15
Item 3. CONTROLS AND PROCEDURES	23

PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
Item 3. DEFAULTS UPON SENIOR SECURITIES	24
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
Item 5. OTHER INFORMATION	24
Item 6. EXHIBITS	25
SIGNATURES	26

Part I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in $, except per share amounts)

	September 30th 2007	December 31st 2006
	(unaudited)
ASSETS (in $)
Current Assets:
Cash and cash equivalents	3,526,273	6,016,666
Receivables, net of allowance for doubtful accounts of $0 for the periods ended 2007 and 2006	32,014	10,386
Due from related party	82,185	78,386
Inventory	248,776	237,275
Other current assets	298,975	203,280
Total current assets	4,188,223	6,545,993
Long-Term Assets:
Deferred expense	240,000	420,000

Advance payments for machinery	384,140	0
Total other long-term assets	624,140	420,000
Property and Equipment, at cost,	408,364	376,837
Less accumulated depreciation and amortization	(307,326)	(254,779)
Building development	2,192,573	219,619
Total fixed assets	2,293,611	341,677
Total long-term assets	2,917,751	761,677
Total assets	7,105,974	7,307,670
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	1,822,804	409,920
Accounts payable	223,570	329,323
Billings in excess of cost and estimated earnings	583,488	123,573
Total current liabilities	2,629,862	862,816
Long-Term Liabilities:
Loan payable	0	794,810
Total long-term liabilities	0	794,810
Stockholders' Equity:
Common stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding; 73,081,168 shares	73,081	73,081
Additional paid-in capital	8,050,093	8,050,093
Accumulated other comprehensive income (loss)
Translation adjustment	(312,369)	(226,816)
Year end accumulated deficit	(3,334,693)	(2,246,314)
Total stockholders' equity	4,476,112	5,650,044
Total liabilities and stockholders' equity	7,105,974	7,307,670

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Revenue	90,240	148,805	1,255,275	158,860
Cost of goods sold (exclusive of depreciation shown separately below)	69,524	122,374	1,039,496	129,298
Costs and Expenses:
Personnel	91,433	54,678	263,597	116,057
Rent and leases expenses	34,184	28,991	99,336	85,071
Research & Development	152,738	46,427	322,174	94,007
Other General & Administrative Expenses	340,821	66,641	832,888	167,163
Depreciation and amortization	14,264	8,310	39,005	32,863
Total costs and expenses	633,440	205,047	1,557,000	495,161
Other Income and Expense:
Interest expense	(20,953)	(15,735)	(49,959)	(41,566)
Interest income	44,808	0	140,096	0
Foreign exchange gain/(loss)	188,274	0	162,705	0
Total other income	212,129	(15,735)	252,842	(41,566)

Loss before taxes	(400,595)	(194,351)	(1,088,379)	(507,165)
Income taxes	0	0	0	0
Net Loss	(400,595)	(194,351)	(1,088,379)	(507,165)
Other Comprehensive loss/income:
Translation adjustment	(99,100)	(10,463)	(85,553)	15,887
Comprehensive loss	(499,695)	(204,814)	(1,173,932)	(491,278)
Basic and diluted weighted average shares	52,121,504	24,719,269	50,002,908	24,719,269
Basic and diluted net loss per share	(0.008)	(0.008)	(0.022)	(0.021)

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(1,088,379)	(507,165)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	39,005	32,863
Stock compensation for options	0	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including due from related
party	(20,498)	80,819
Inventory	0	0
Other current assets and deferred expenses	96,626	(618,684)
Increase (decrease) in:
Accounts payable and accrued exp.	(114,566)	114,974
Billings in excess of cost and estimated
earnings	440,455	0
Net cash used in operating activities	(647,357)	(897,193)
Cash Flows from investing activities:
Property, plants and equipment	(1,916,939)	(100,384)
Advance payments for machinery	(369,738)	0
Net cash acquired on acquisition		164,234
Net cash used in investing activities	(2,286,677)	63,850
Cash Flows from financing activities:
Proceed from loans	(417,035)	489,686
Bank loan	960,102	0
Proceeds from the issuance of common stock, net of finders fees	0	4,569,431
Net cash provided by financing activities	543,067	5,059,117
Increase (decrease) in cash and cash equivalents	(2,390,967)	4,225,774
Effect of exchange rate changes on cash	(99,426)	(48,911)
Cash and cash equivalents, beginning of the quarter	6,016,666	35,170

Cash and cash equivalents, end of the quarter	3,526,273	4,212,033

Supplemental cash flow information:
Cash paid for interest	49,959	41,566
Non-cash Activities
- Issuance of stock options for services	0	0

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

SES USA issued 4,100,001 shares of common stock to third parties on November 22, 2006 resulting in a dilution of the historical and former shareholders of SES Switzerland to approximately 66%.

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

The Company’s business plan includes the development of a new assembly line based on its proprietary technology and the construction of a manufacturing facility in the suburbs of Geneva, Switzerland to produce solar panels or modules and solar tiles at a lower cost. Building of the facility started in July 2007. These activities require the Company to design and manufacture prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in the main markets for solar photovoltaic cells. Costs incurred in manufacturing prototype panels have been expensed as research and development costs.

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

Foreign Currency Translation--The currency of SES USA is the U.S. dollar whereas the wholly owned subsidiary's functional currency is the Swiss Franc (“CHF”). The financial statements of the Company's wholly owned subsidiary, SES Switzerland, are translated to U.S. dollar equivalents, the reporting currency, under the current method in accordance with SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from intercompany receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

The exchange rates used for translating the financial statements are listed below:

Average Rates	2007	2006
	CHF	CHF
	$1.19894	1.25813

	2007	2006
Balance Sheet period-end rates	CHF	CHF
	$1.16336	1.21975

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

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loss Per Share -- Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share does not include the effects of potentially dilutive warrants and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of warrants for periods in which the warrants' exercise price is lower than the Company's average share price for the period. As per an agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company was required to obtain additional financing in the amount of CHF 12,000,000 ($10,314,950) no later than November 30, 2007 to build a manufacturing plant in Plan-les-Ouates. Otherwise, 24,143,410 escrowed shares would be cancelled. As of September 18, 2007, the Company did obtain additional financing, thus the shares are no longer escrowed and are included in earnings per share. Financing, in excess of the required CHF 12,000,000 was secured by end of September 2007 (see notes 6 and 7). Stock options of 43,110 were granted to a non-employee, Hogan & Hartson LLP, and outstanding as of June 18, 2007 and are not included in the Earnings per Share. The grant of options was cancelled by mutual agreement on July 18, 2007 without any options being exercised.

	Nine Months Ended September 30,
	2007	2006
Basic Weighted average shares outstanding	50,002,908	24,719,269
Diluted weighted average shares outstanding	50,002,908	24,719,269

Note: Due to the net loss, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. The number of shares of common stock listed as beneficially owned by one selling stockholder includes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the September 30, 2007, and December 31, 2006 balance sheet dates, the warrants were not yet exercised. Also, they are not included in the computation of diluted loss per share because their effect was anti-dilutive.

Revenue Recognition -- The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collection is reasonably assured.

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

For the Nine months ended September 30, 2007 and 2006, the Company has no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at quarter end are expected to be collected in 2007.

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

The Company has no unrecognized tax benefits as of January 1, 2007 and September 30, 2007. The federal and cantonal tax authorities in Switzerland have assessed that the company has no income taxes based on the returns that the Company has filed up to and including fiscal year 2006. These assessments are final. Furthermore, the Company does not expect any changes to the tax returns that were filed for the fiscal year 2006 since the Company has generated net losses.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), " Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock ." In December 2006, FASB issued FASB Staff Position ("FSP") No. EITF 00-19-2 ("EITF 00-19-2"), "Accounting for Registration Payment Arrangements" which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability under the method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations. Under the new guidance provided in EITF 00-19-2 the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, " Accounting for Contingencies." For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined that the adoption of EITF 00-19-2 had no effect on its financial statements since the warrants issued and the granted registration rights are not included in the scope of such FSP.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory is summarized as follows:

	9/30/2007	12/31/2006
	$	$
Raw Materials and Others	94,011	89,665
Finished Goods	154,765	147,610
Total Inventory	248,776	237,275

6. Borrowings Under Revolving Credit Facility

SES Switzerland has a revolving credit line with UBS which was increased from CHF100,000 ($85,958) to CHF2,000,000 ($1,719,159) as of September 4, 2007, used mainly to cover short-term cash needs. The credit line is secured by the short term deposits in US dollars with UBS, amounting to $3,155,000 as at September, 30, 2007. The credit line bears interest at the rate of 5% (previously 4.75% p.a.). The credit line can be cancelled by either party at any time. The credit facility was used for CHF1,151,105 ($989,467) as at September 30, 2007 (0 as at December 31, 2006).

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève in the amount of CHF4,800,000 ($4,125,980), which is intended for financing the construction of the new facility. This credit line must be drawn down before the later of the completion of the construction or June 30, 2008. The construction loan bears interest at a rate of 3.25% p.a. and has not yet been utilized. The loan is secured by a mortgage on the construction.

On December 20, 2006, SES Switzerland signed a construction loan with Ms. Christine Erné, the Company's principal stockholder, to enable SES Switzerland to commence construction of a new manufacturing facility near Geneva, Switzerland during 2007. The construction loan is in the amount of CHF2,700,000 ($2,320,864). The Company will pay interest at the rate of 4.5% p.a. on used funds. The term of the loan is two years. The funds were to be disbursed as soon as construction has begun; however another credit source has been used instead. As at September 30, 2007, no funds were used from this construction loan.

7. Short-Term Debt Service Geneva State Department of Energy

On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy of up to CHF1,000,000 ($859,580). SES Switzerland used CHF969,470 ($833,337) as at September 30, 2007, and CHF969,470 ($794,810) as at December 31, 2006. The loan is to be repaid on March 31, 2008. The loan bears interest at a rate of 4% p.a. The stockholders, Christiane Erné, Jean-Christophe Hadorn and Claudia Rey, have pledged in the aggregate 10,000,000 issued common shares of the Company as a guarantee for the loan. At the moment, the Company does not have any plans to repay the loan before its due date.

SES Switzerland was also granted a loan by the Geneva (Switzerland) State Department of Energy in the amount of CHF500,000 ($406,900) on January 21, 2004 with the funds to be available contingent upon SES Switzerland's meeting certain conditions precedent, which were fulfilled by March 22, 2006. The loan has a term of 18 months and carries an interest rate of 5% p.a. with repayment due on September 21, 2007. On August 28, 2007, CHF500,000 ($429,790) of loan and CHF37,500 ($31,278) of interest were reimbursed.

A new six month credit facility of CHF4,500,000 ($3,868,106) was signed on September 18, 2007 with the Geneva State authorities. The loan bears interest at 5%, money was received on October 1, 2007 and will be reimbursed on March 31, 2008.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies

Operating Leases -- Lease expenses for the Nine months ended September 30, 2007 and 2006 were $99,336 and $85,071, respectively.

The following table presents future minimum lease commitments (concerning the lease of a vehicle) under operating leases at September 30, 2007:

Operating
Leases
$
2007	3,703
2008	14,888
2009	12,499
Thereafter	-
Total	31,090

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The lease agreement expires on February 28, 2008 and establishes the total rent of CHF52,104 ($43,458) per year.

SES Switzerland also leases a 1,654 square meter industrial facility in Härkingen, Switzerland. The monthly fixed rent is CHF7,232 ($6,032). The lease has no specific termination date. The lease may be cancelled with six months notice at the end of the month, except for the end of December, which requires an additional month notice.

On May 27, 2005, we received authorization from the State of Geneva to build a manufacturing facility on other property in Plan-les-Ouates, Switzerland and we received a lease for the land in February 2007. The lease for use of the land is for 60 years commencing on July 1, 2006.

The following are the lease commitments.

Use of
Land
$
2007	15,027
2008	60,108
2009	60,108
2010	60,108
2011	60,108
Thereafter	3,275,864
Total	3,531,323

SES Switzerland has no non-cancellable operating leases.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation -- The Company has no litigation currently pending.

Capital Commitments -- At September 30, 2007, the Company has an outstanding purchase order of EUR448,600 ($640,235, using the exchange rate of 0.70068 at September 30, 2007) for the future construction of a new machine to be used in the new plant for solar modules production. A letter of credit in the amount of EUR224,300 ($320,118, using the exchange rate of 0.70068 at September 30, 2007) has been issued by SES Switzerland's bank as a partial guarantee of payment. There were no charges to the Company by the bank for the letter of credit. The Company has made an advance of EUR269,160 ($384,140) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

9. Business Segments

All of Company's operations are conducted through its wholly owned subsidiary, SES Switzerland, and are limited to the assembly and installation of photovoltaic panels in Switzerland, the only business segment of the Company.

10. Stockholders' Equity

Common Stock -- The Company has authorized and issued 73,081,168 shares of common stock, par value $0.001 per share.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options - On June 18, 2007, SES Solar Inc. (the “Company”) entered into a Call Option Agreement (the “Agreement”) with a non-employee, Hogan & Hartson LLP (the “Optionee”), pursuant to which the Company granted to the Optionee the right and option to purchase 43,110 shares of common stock, par value $0.001 per share of the Company (the “Option Shares”), at an exercise price of $0.001 per share (the “Option”) in connection with the general legal representation of the Company. The Company will grant, for each of four quarters to total 143,700 options, to the Optionee the right and option to purchase the Option Shares, the first Option being granted on June 18, 2007 and the last Option on March 1, 2008. The Option expires within 24 months following the grant of each Option. Both the Option and the Agreement are transferable by the Optionee. No options were exercised as at June 30, 2007.

On July 18, 2007, Hogan & Hartson LLP (the "Optionee") terminated the Call Option Agreement (the "Agreement") entered into by and between the Optionee and SES Solar, Inc. (the "Optionor") on June 18, 2007. Under the terms of the Agreement, the Optionor granted to the Optionee the right and option to purchase 43,110 shares of common stock, par value $0.001 per share of the Company (the "Option Shares"), at an exercise price of $0.001 per share (the "Option") in connection with the general legal representation of the Company. The Optionor would have granted, each quarter, to the Optionee the right and option to purchase the Option Shares; the last Option Shares would have been granted on March 1, 2008 and the Option would have expired within 24 months following the grant of each Option. In connection with the termination of the Agreement, the Optionee waived the right to exercise the Option granted on June 18, 2007 and renounced all rights related to such Option. No consideration was paid in connection with the termination.

Following the above cancellation, no options are granted as at September 30, 2007.

Warrants -- During the year ended December 31, 2006, the Company issued stock purchase warrants exercisable for 1,500,000 shares of common stock at $0.90 per share with an expiration date of November 21, 2010 in consideration for certain corporate advisory services as well as capital raising services.

During the nine-month period ended September 30, 2007, no stock purchase warrants were exercised.

Warrant transactions consisted of the following during the nine-month period ended September 30, 2007:

	Exercisable Warrants	Strike Price
Warrants outstanding as of December 31, 2006	0	$0
Warrants granted as consideration for agent's fee	1,500,000	$0.90
Exercise of warrants	0	0
Warrants outstanding as of September 30, 2007	1,500,000	$0.90

Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price ($)
2010	1,500,000	0.90
	1,500,000

The Company granted registration rights to a finder (Lansing Securities) in connection with the November 22, 2006, private placement including the right to include all or any part of the Warrant Shares (the "Registrable Securities") in the next registration statement and subsequent registration statements that the Company files with the U.S. Securities and Exchange Commission from time to time (the "Registration Statement") (other than a registration statement on Form S-8 or Form S-4) until all of the Registrable Securities have been duly registered. Certain of the Warrant Shares are included in the Registration Statement on Form SB-2 (333-140864) filed by the Company in February 2007 but not yet declared effective.

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

As per the terms of the Long-Term Escrow Agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company was required to obtain additional financing in the amount of CHF12,000,000 ($10,314,950) before November 30, 2007 to build the manufacturing plant in Plan-les-Ouates. Otherwise, the 24,143,410 shares of common stock escrowed by Christiane Ernè, Jean-Christophe Hadorn and Claudia Rey pursuant to the terms of the Long-Term Escrow Agreement will be cancelled. The shares of common stock of the Company held in escrow pursuant to the terms of the Long-Term Escrow Agreement are to be delivered from escrow by the escrow agent on the second anniversary of the closing of the share exchange agreement. As of September 18, 2007, the Company did obtain additional financing, thus the shares are no longer escrowed and are included in earnings per share.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Subsequent Events

No major events have occurred since September 30, 2007 except as follows. The Company has planned capital expenditures of $10,012,378 to build the new manufacturing facility and $3,008,527 to purchase new machinery. During the fiscal year ending December 31, 2007 the Company has planned that capital expenditure will reach approximately $7 million for the building and $1 million for the machinery. We anticipate that the facility will be completed during the first quarter of 2008.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

SES Solar Inc., a Delaware corporation (the “Company,” “SES USA,” “our,” “we,” and “us”), based in Geneva, Switzerland, is engaged in the business of designing, engineering, producing and installing solar panels or modules and solar tiles for generating electricity. We have developed a new assembly technology for solar panels that we believe will allow for higher quality electrical contacts, better performance and reduced costs resulting from our proprietary automation processes. We are constructing a manufacturing facility that will include a new assembly line based on our proprietary technology to complete the development and testing of our new products. To date, while we have been engaged in developing and testing our new solar panel technology, we have been developing the sales and distribution portions of our business by selling custom solar panels or modules and solar tiles, either manufactured by us using an early stage technology or manufactured for us by subcontractors, to electric companies, local governmental agencies and private home owners.

Our business was commenced in 2001 by SES Société d'Energie Solaire SA (“SES Switzerland”), a Swiss-based developer of solar panels and solar roof tiles. On September 27, 2006, our parent company, SES USA, completed a share exchange agreement with SES Switzerland in which SES Switzerland became our wholly-owned subsidiary. Our parent company then abandoned our previous Internet based auction website business and the SES Switzerland business of designing, engineering, producing, and installing solar panels or modules and solar tiles became the sole business of the combined company. Because SES USA and its subsidiary on a consolidated basis is the successor business to SES Switzerland, and because the operations and assets of SES Switzerland represent our entire business and operations from the closing date of the share exchange agreement, the following discussion and analysis and plan of operations are based on SES Switzerland's financial results for the relevant periods.

Overview and Plan of Operation

This Overview addresses our plan of operation and the trends, events, and uncertainties that have been identified by our management as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

SES Switzerland has developed, and is in the process of patenting, a new assembly technology for solar panels or modules and solar tiles. Our business plan includes the development of a new assembly line based on our proprietary technology, using a manufacturing facility in the suburbs of Geneva, Switzerland which is currently under construction, to produce solar panels or modules and solar tiles at a lower cost. We believe this new facility will position us as one of the few manufacturers in Europe capable of producing customized solar photovoltaic modules that are larger than three square meters. To implement our business plan, we will need to complete the design of the solar panels or modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our plan is to complete the manufacturing facility, manufacture the prototypes and have them tested and licensed in 2008, to commence production and sale of our new products on a limited basis in 2008, and to begin full capacity production and sale of our new products in 2009.

To date, we have generated limited revenue from the sale of custom manufactured solar panels or modules and solar tiles and the related engineering services required to design and install the same. We currently have available two product lines: our SunTechTile® and Swisstile® solar tiles and our high power rated solar modules. Historically, we have relied upon third party vendors to supply us with component parts such as cells in order to manufacture and produce our products. As a result of commencing construction of our new manufacturing facility and our new proprietary technology for module assembly, we believe that we are positioning ourselves to manufacture and produce on a much larger scale solar products that are competitive in the solar energy market.

SES Switzerland has experienced losses from its early stage operations, which have involved developing and testing our new solar panel technology and commencement of the sales and distribution portions of our business by selling custom solar panels or modules and solar tiles using an early stage technology. We anticipate incurring losses over the next few years as we complete the development, testing, prototypes and licensing of our new products and commence production. Our research and development costs and costs incurred in manufacturing prototype panels to date have been expensed. We do not believe that we can achieve profitability until development, implementation and commercialization of our new products manufactured through the new assembling processes are operational.

We believe the demand for solar panels and solar tiles ultimately will be substantial. According to the Energy Information Administration, global demand for electricity is expected to increase from 16.4 trillion kilowatt hours in 2004 to 30.3 trillion kilowatt hours in 2030. Over time, supply constraints, rising electricity prices, dependence on foreign countries for fuel feedstock and environmental concerns could limit the ability of many conventional sources of electricity and other alternative sources to supply this rapidly expanding global demand. According to the U.S. Department of Energy, solar energy is the only source of renewable power with a large enough resource base to supply a significant percentage of the world’s electricity needs over the next several decades.

However, over the near term there are significant competitive concerns with solar energy. As the cost of producing electricity from grid connected photovoltaic installations is higher than the current cost of electricity from fossil or nuclear plants, the photovoltaic market relies heavily on government subsidies and regulation concerning independent power producers. These regulations favor photovoltaic electricity in some, but not all, countries. Existing regulations are subject to change due to local political factors affecting the energy market, especially in Europe, where the process has been ongoing for 10 years. The major photovoltaic market in Europe is Germany where the EEG law governs. We expect France will play a strong role in the future due to recently enacted laws. Other countries, including Italy, Spain and Greece, have similar but less favorable laws. Switzerland, where we currently produce and install our custom photovoltaic panels, has general energy laws, which define certain tariffs for renewable energy at a low fare not covering photovoltaic costs. Without continued and/or enhanced governmental support in the form of favorable laws and subsidies, the projected growth of the photovoltaic market will not exist.

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

We are in discussions with strategic partners, including cell manufacturers, photovoltaic line manufacturers and special machine manufacturers to assist us with our new technology for module assembly. We are also progressing with our plans to construct a new manufacturing facility, which is now under construction and expected to be completed in 2008. Capital expenditures during the most recent nine month period ended September 30, 2007 totaled $2,301,473 and research and development expenses equaled $322,174. We also continued our sales of custom solar panels and solar tiles to customers during this period, generating revenue of approximately $1.25 million and had a net loss of approximately $1,088,379.

We expect capital expenditures during the fiscal year ending December 31, 2007, which will include construction of our new manufacturing facility, to equal or exceed $7 million, plus an additional $1 million to purchase new machinery. Total capital expenditure is expected to reach or exceed $10 million for the new facility and $3 million for the assembly line and machinery. We anticipate financing a significant portion of these expenditures through available cash and lines of credit, but we will also need additional financing to complete construction and fund our operations. We do not have any current agreements in place to secure such financing. We expect to continue to experience losses from operations during the remainder of 2007 and until we can generate revenues from our new products. As a result of our continuing need to fund operations and development of our new products, we expect to continue to need additional capital in order to continue as a going concern.

Selected Financial Data (unaudited)

Balance Sheets	September 2007	December 2006
	in $
Total current assets	4,188,223	6,545,993
Total long-term assets	2,917,751	761,677
Total current liabilities	2,629,862	862,816
Total long-term liabilities	0	794,810
Total liabilities and stockholders' equity	7,105,974	7,307,670

Statement of Operations (unaudited)	For the Three months ended September 30,
	2007	2006
	in $
Total revenues	90,240	148,805
Total cost of goods sold (exclusive of depreciation shown separately below)	(69,524)	(122,374)
Personnel	91,433	54,678
Rent and lease expenses	34,184	28,991
Research and development	152,738	46,427
Depreciation and amortization	14,264	8,310
General and administrative expenses	340,821	66,641
Interest expense	(20,953)	(15,735)
Interest income	44,808	—
Foreign exchange gain /(loss)	188,274	—
Total other income (expense)	212,129	(15,735)
Taxes	—	—
Net loss	(400,595)	(194,351)
Other comprehensive income: translation adjustment	(99,100)	(10,463)
Comprehensive loss	(499,695)	(204,814)

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Loss

Our net loss for the three months ended September 30, 2007 was $400,595 as compared to a net loss of $194,351 for the three months ended September 30, 2006. The increase in net loss during the period ended September 30, 2007 was primarily attributable to the reduced revenue amount as well as to increased personnel costs to develop the new activities of our subsidiary, additional research expenses and increased general and administrative expenses associated with preparation and SEC compliance of various public filings.

Revenues

We recognize revenue on the completed contract method, and therefore, only when a project is completed. During the period July 1, 2007 to September 30, 2007, we completed one photovoltaic installation project for total revenue of $90,240 as compared to $148,805 for the three months ended September 30, 2006.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2007 was $69,524 compared to cost of goods sold of $122,374 for the three months ended September 30, 2006. This decrease is entirely attributable to the one project completed during the period and our reduced revenue.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 were $633,440 compared to operating expenses of $205,047 for the three months ended September 30, 2006. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our operating expenses. The majority of the increase in operating expenses related to personnel costs to develop the new activities of our subsidiary (increase of $36,755), additional research and development expenses (increase of $106,311), and increased general and administrative expenses associated with preparation and SEC compliance of various public filings (increase of $274,180). We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense for the three months ended September 30, 2007 was $20,953 compared to $15,735 for the three months ended September 30, 2006.

Interest income for the three months ended September 30, 2007 was $44,808 as compared to $0 for the period ended September 30, 2006. The interest income earned during the period was received from short term deposits.

Foreign exchange gain for the three months ended September 30, 2007 was $188,274 compared to $0 for the three months ended September 30, 2006. Historical financial statements prior to September 27, 2006, the date of the reverse acquisition, are those of SES Switzerland which conducts substantially all its business and incurs substantially all its costs in Swiss Francs.

Statement of Operations (unaudited)	For the nine months ended September 30,
	2007	2006
	in $
Total revenues	1,255,275	158,860
Total cost of goods sold (exclusive of depreciation shown separately below)	(1,039,496)	(129,298)
Personnel	263,597	116,057
Rent and lease expenses	99,336	85,071
Research and development	322,174	94,007
Depreciation and amortization	39,005	32,863
General and administrative expenses	832,888	167,163
Interest expense	(49,959)	(41,566)
Interest income	140,096	—
Foreign exchange gain /(loss)	162,705	—
Total other income (expense)	252,842	(41,566)
Taxes	—	—
Net loss	(1,088,379)	(507,165)
Other comprehensive income: translation adjustment	(85,553)	15,887
Comprehensive loss	(1,173,932)	(491,278)

RESULTS OF OPERATIONS - COMPARISON NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net Loss

Our net loss for the nine months ended September 30, 2007 was $1,088,379, as compared to a net loss of $507,165 for the nine months ended September 30, 2006. Notwithstanding the significant increase in total revenue and corresponding increase in total costs of goods sold, the increase in net loss during the period ended September 30, 2007 was primarily due to personnel costs to develop the new activities of our subsidiary, additional research expenses and increased general and administrative expenses associated with preparation and SEC compliance of various public filings.

Revenues

We recognize revenue on the completed contract method, and therefore, only when a project is completed. During the period January 1 to September 30, 2007, we completed two photovoltaic installation projects for total revenue of $1,255,275 as compared to $158,860 for the nine months ended September 30, 2006.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2007 was $1,039,496 compared to cost of goods sold of $129,298 for the nine months ended September 30, 2006. This increase is attributable to the two installation projects completed during the period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 were $1,557,000 compared to operating expenses of $495,161 for the nine months ended September 30, 2006. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our operating expenses. The majority of the increase was related to personnel costs to develop the new activities of our subsidiary (increase of $147,540), additional research and development expenses (increase of $228,167), and increased general and administrative expenses associated with preparation and SEC compliance of various public filings (increase of $665,725). We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense increased to $49,959 for the nine months ended September 30, 2007 as compared to $41,566 for the nine months ended September 30, 2006. The increase in interest expense was primarily attributable to the increase in the amount of the loan from the State of Geneva. On March 22, 2006, the loan from the State of Geneva was increased from CHF969,470 ($833,337) to CHF1,469,470 ($1,263,126 using the exchange rate of 1.16336 disclosed on Note 4 of the Notes to the Consolidated Financial Statements). On August 28, 2007, CHF500,000 ($429,790) and interests for CHF37,500 ($31,278) were paid back.

Interest income for the nine months ended September 30, 2007 was $140,096 as compared to $0 for the period ended September 30, 2006. The interest income earned during the period was received from time deposits.

Foreign exchange gain for the nine months ended September 30, 2007 was $162,705 compared to $0 for the nine months ended September 30, 2006. Historical financial statements prior to September 27, 2006, the date of the reverse acquisition, are those of SES Switzerland which conducts substantially all its business and incurs substantially all its costs in Swiss Francs.

Liquidity and Capital Resources

Our Company's principal cash requirements for the nine months ended September 30, 2007 were for operating expenses, including consulting, accounting and legal costs, staff costs, and administrative expenses. As of September 30, 2007, we had working capital of $1,558,361 compared to $4,102,145 as of September 30, 2006. Our cash and cash equivalents decreased to $3,526,273 as of September 30, 2007, as compared to $4,212,033 as of September 30, 2006, as a result of increased expenditures.

At September 30, 2007, we had short-term debt in the amount of $1,195,855 which consisted of two loans made to our wholly-owned subsidiary, SES Switzerland, by the Geneva (Switzerland) State Department of Energy (“ScanE”). The first such loan in the amount of up to $813,795 was made on November 3, 2003 and carries a principal balance of $788,955. The loan bears interest at the rate of 4% and is due on March 31, 2008. The second loan was made on January 1, 2004 and carries a principal balance of $406,900. This loan bears interest at 5% and is due on September 21, 2007. We repaid the second loan in full on August 28, 2007. On September 17, 2007, ScanE loaned us $3,688,524 which is due March 17, 2008 at an annual interest rate of 5%.

In addition, we also have a revolving credit line with UBS which was increased from $85,958 to $1,719,159 as of September 4, 2007, used mainly to cover short-term cash needs. The credit line is secured by short term deposits in US dollars with UBS, amounting to $3,155,000 at September, 30, 2007. The credit line bears interest at the rate of 5%. The credit line can be cancelled by either party at any time. As of September 30, 2007, we used approximately $989,467 of the credit line, which was subsequently repaid on October 4, 2007.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève in the amount of $4,125,980, which is intended for financing the construction of our new manufacturing facility. This credit line must be drawn down before the later of the completion of the construction or June 30, 2008. The construction loan bears interest at a rate of 3.25% and has not been utilized. The loan is secured by a mortgage on the construction.

On December 20, 2006, SES Switzerland signed a construction loan with Ms. Christine Erné, the Company's principal stockholder and a director, to enable SES Switzerland to commence construction of our new manufacturing facility. The construction loan is in the amount of $2,320,864. The Company will pay interest at the rate of 4.5% on any used amount. The funds were to be disbursed as soon as construction begun. The term of the loan is two years. As at September 30, 2007 this loan has not been used.

Our ability to meet our financial commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. We raised and received additional capital of $8,681,081 between May 30, 2006 and November 22, 2006 in connection with the closing of three private placement transactions.

Management believes that our cash and cash equivalents, cash provided by operating activities, and cash received in the equity financings will be sufficient to meet our working capital requirements for the next twelve months. We anticipate incurring capital expenditures during the fiscal year ending December 31, 2007 in the amount of approximately $7 million to construct our new manufacturing facility and in the amount of $1 million to purchase new machinery. Total capital expenditure should reach or exceed $10 million for the building and $3 million for the assembly line. We anticipate financing these expenditures through current debt financing and available cash.

Operating Activities

Operating activities used net cash of $647,357 for the nine months ended September 30, 2007, as compared to $897,193 used in operating activities for the nine months ended September 30, 2006. The net cash used in operating activities was mainly attributable to consultant fees, salaries, rents, and other general and administrative expenses. Operating cash flow was positively influenced by advance payment for new construction contracts $440,455 and negatively influenced by increased losses from $507,165 to $1,088,379. During the same period of the preceding year, operating expenses were negatively influenced by payments made to consultants in connection with the reverse acquisition in the amount of $618,684.

Investing Activities

Net cash used in investing activities was $2,286,677 for the nine months ended September 30, 2007, as compared to ($63,850) for the nine months ended September 30, 2006. The increase in investing activities is mostly due to investments for the construction of the plant and advances on machinery.

Financing Activities

Net cash provided by financing activities was $543,067 for the nine months ended September 30, 2007, as compared to $5,059,117 for the nine months ended September 30, 2006. The large increase for 2006 was due to share capital increase. During 2007, the amount represents a net financing between the use of an existing credit facility for $960,102 and the reimbursement of a loan for $417,035.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

At September 30, 2007, we had an outstanding purchase order of EUR448,600 (approximately $640,235, using the exchange rate of 0.70068 at September 30, 2007) for the future construction of a new machine to be used in the new plant for solar modules production. A letter of credit in the amount of EUR224,300 ($320,118, using the exchange rate of 0.70068 at September 30, 2007) has been issued by SES Switzerland's bank as a partial guarantee of payment. There were no charges by the bank to us for the letter of credit. We  made an advance of EUR269,160 ($384,140) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following exhibits are filed as part of this report:
Exhibit No.	Description

10.1	Loan Agreement dated September 18, 2007 between SES Société d'Energie Solaire S.A. and Etat de Geneve, Department of Territory (DT), Cantonal Energy Service ScanE)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SES SOLAR, INC. (Small Business Issuer)

Dated: October 23, 2007	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)