Form 10KSB/A
period 2006-12-31
SES SOLAR INC.
filed 2007-12-21
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-KSB/A (“Amended 10-KSB”) to our annual report on Form 10-KSB for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on May 16, 2007 (“Original 10-KSB”), in response to certain comments received by the staff of the SEC issued in connection with the staff’s review of a resale registration statement we filed on Form SB-2 (333-140864) on February 23, 2007 and as amended on November 9, 2007. We are filing this Amended 10-KSB to make revisions to certain disclosures in response to the staff’s comments and to conform the disclosure, where appropriate, to that of the amended Form SB-2.

We believe that the revisions made in this Amended 10-KSB are not, individually or in the aggregate, material to our business, financial condition or results of operations. Accordingly, we believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

None of the items revised herein nor any other item in the Original 10-KSB has been updated to reflect events, results or developments concerning our business, financial condition or results of operations occurring after the Original 10-KSB or to modify or update those disclosures affected by subsequent events. Notwithstanding that this Amended 10-KSB has been revised to conform to the disclosure in the amended Form SB-2 registration statement where appropriate, readers should be advised that this Amended 10-KSB continues to describe conditions as of the date of the Original 10-KSB.

Pursuant to the rules of the SEC, Item 13 of Part IV of the Original 10-KSB has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) under the Securities Exchange Act of 1934, which certifications are filed herewith as Exhibits 31.1 and 31.2, respectively.

PART I

We have made forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by words such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these words or other comparable terms. Forward-looking statements involve risks and uncertainties that may cause our actual results or performance to be materially different from those expressed in or implied by the forward-looking statements. These uncertainties include, among others, our need to raise additional financing; risks related to the development and implementation of our new manufacturing processes and facility; risks related to completion, refinement and management of our supply chain and distribution channels; risks related to current and future research and development; risks related to customer acceptance of our products; risks related to competition in the solar energy field; risks related to the availability of public subsidies; our history of losses; the historical volatility of our stock prices; general market conditions; and the risks in the section entitled "Risk Factors" that may cause our historical and actual results, level of activity and performance to be materially different from future results, level of activity, or performance as expressed in or implied by these forward-looking statements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statement as a result of new information or future events or developments.

ITEM 1. DESCRIPTION OF BUSINESS

We are a Delaware corporation that, through our wholly-owned subsidiary, SES Société d'Energie Solaire (“SES Switzerland”), a Swiss-based company, is engaged in the business of designing, engineering, producing and installing solar panels or modules and solar tiles for generating electricity. Our shares are quoted on the OTC Bulletin Board under the symbol “SESI.OB”.

Corporate History

We were incorporated in Nevada on February 3, 1999 to operate an Internet based auction website over which users advertised and bought and sold goods and services for a fee. Effective March 31, 2004, we changed our state of domicile from Nevada to Delaware. During the third quarter of 2005, we abandoned our Internet auction business plan and focused on identifying suitable businesses with which to enter into a business opportunity or business combination.

Effective June 19, 2006, we changed our name from "The Electric Network.com, Inc." to "Solar Energy Sources Inc." On August 10, 2006, we changed our name to "SES Solar Inc." We effected the name change in contemplation of entering into the share exchange agreement dated August 31, 2006 with SES Switzerland and the shareholders thereof.

As a result of the share exchange agreement, we acquired SES Switzerland on September 27, 2006 in a so-called “reverse merger” transaction. As a result of the merger, a change of control occurred as the former SES Switzerland stockholders acquired 70% of the outstanding shares of our common stock, and we ceased being a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Overview

We are a renewable energy company that offers products and services focused on the design, development and commercialization of a portfolio of solar products and technologies capable of delivering alternative energy solutions. As of the date of this report, we produce and install custom photovoltaic solar products for commercial, industrial and residential use. Based on the specific needs of our customers, we manufacture our solar modules and solar tiles using cells, components and other raw materials that are supplied to us from third-parties. We also offer comprehensive engineering services for photovoltaic projects. As an engineering service provider, we design new methods of manufacturing photovoltaic modules, and we incorporate these modules into the specific architectural and building applications of our customers.

Our goal is to transform our business from a custom manufacturer of solar modules and tiles into a large scale producer and manufacturer of solar modules and tiles using a new proprietary assembly processes which we believe will allow for higher quality electrical contacts, better performance and reduced costs.

The Photovoltaic Solar Industry

Renewable energy sources for electric power generation include hydroelectric, biomass, geothermal, wind and solar. Among renewable sources of electricity, solar energy has the most potential to meet the world’s growing electricity needs. According to the U.S. Department of Energy, the sun is the only source of renewable energy that has a large enough resource base to meet a significant portion of the world’s electricity needs.

Solar electricity is generated using either photovoltaic or solar thermal technology to extract energy from the sun. Photovoltaic electricity generating systems directly convert the sun’s energy into electricity, whereas solar thermal systems heat water or other fluids that are then used as sources of energy. Photovoltaic systems are either grid-connected systems or off-grid systems. Grid-connected systems are connected to the electricity transmission and distribution grid and feed solar electricity into the end-user’s electrical system and/or the grid. These systems are commonly mounted on the rooftops of buildings, integrated into building facades or installed on the ground using support structures, and they range in size from 2-3 kilowatts to multiple gigawatts (GW) and megawatts (MW). Off-grid photovoltaic systems are typically much smaller and are frequently used in remote areas where they may be the only source of electricity for the end-user.

Photovoltaic systems are currently the most widely used method of transforming sunlight into electricity. Annual installations by the photovoltaic industry grew from 0.4GW in 2002 to 1.7GW in 2006, representing an average annual growth rate of over 42%. Cumulative installed capacity reached just below 7GW at the end of 2006.

Growth in installed solar power systems has been stimulated by long-term government subsidies, tax incentives and feed-in tariffs that require utilities to buy back excess power generated by privately owned photovoltaic systems. Over time, we expect costs to decline as a result of new fabrication techniques, the development of photovoltaic cell technologies that use alternative lower-cost materials, reductions in the amount of silicon used in photovoltaic cells, partly through the development of thin film technologies, improvements in module performance as a result of greater photovoltaic cell energy efficiency, lower direct manufacturing costs, and economies of scale as production volumes rise.

In 2006, Germany was the world’s leader in MW volume of photovoltaic installations with 55%, followed by Japan with 17% and the U.S. with 8%, according to industry publication Solarbuzz LLC. Germany’s and Japan’s historical dominance is attributable to their respective government incentive programs, which are designed to stimulate market demand for photovoltaic systems. Other European countries have adopted, or are adopting, similar government incentive programs, as are countries in Asia and several states in the U.S., including California. The California Public Utilities Commission reports that the California Solar Initiative has committed $2.9 billion in incentives over 10 years with the goal of supporting installations of 3GW new installed capacity by 2017.

The market for grid connected photovoltaic power has undergone significant growth over the last several years, expanding 57% in 2004 alone, according to the U.S. Department of Energy. Industry reports indicate that on-grid applications represent the largest and fastest growing segment of the global market, accounting for 77% of the market. According to Solarbuzz LLC, photovoltaic world market sales were up 34% in 2005.

Advantages and Disadvantages of Solar Energy

Solar energy generated through photovoltaic systems has several advantages compared to conventional and other renewable sources of electricity including security, system reliability, low maintenance, modularity and flexibility of design, as well as significant environmental benefits. Photovoltaic systems also support the trend toward distributed (point-of-use) power generation. We believe that capacity constraints, increased demand for power reliability, and the challenges of building new centralized power plants will increase the demand for distributed power generation.

Solar energy generated through photovoltaic systems also has certain disadvantages. Perhaps the most significant drawback of photovoltaic systems is the high initial cost of individual systems. Solar power can cost twice as much as grid power. This is due almost entirely to the high cost of photovoltaic cells, which depend upon the cost and availability of semiconductor grade silicon. While technical developments are underway in thin film, membrane and other non-crystalline based materials, over 90% of the industry currently relies upon crystalline silicon cells. According to the U.S. Department of Energy, the price of silicon on the market has doubled in each of the past 2 years and tight silicon supplies have also created back orders of several months.

Description of Our Products

Currently we produce and install custom photovoltaic solar products for commercial, industrial and residential use. Based on the specific needs of our customers, we manufacture our solar modules and solar tiles using cells, components and other raw materials that are supplied to us from third-parties. The design, production and installation of these customized solar products requires that we offer comprehensive engineering services. As an engineering service provider, we design new methods of manufacturing photovoltaic modules, and we incorporate these modules into the specific architectural and building applications of our customers. In addition, we plan to offer the following products:

Solar Tiles: SunTechTile® and Swisstile®

Our first product was a solar tile, initially called Sunslate® (since 1991). The Sunslate® tile is being redesigned and will be sold under our trademarks SunTechTile® and Swisstile®. SunTechTile® and Swisstile® share the same design but will be marketed under different trademarks in order to distinguish their targeted markets. The SunTechTile® and Swisstile® solar tiles maximize power output by utilizing the latest generation photovoltaic cells in an innovative design that incorporates ultra-thin, invisible connectors, which we believe makes these cells easier to install and less expensive. Furthermore, this new connector design reduces power loss, thereby maximizing efficiency. These tiles will be manufactured on our fully automated production line, which will allow for a shorter manufacturing cycle and lower cost.

The SunTechTile® and Swisstile® solar tiles will be manufactured by us from slate procured from our primary supplier, Swiss Eternit. We plan to secure long term supply contracts when preliminary testing of our new tile design has been completed, which we expect to be in the first half of 2008. Unlike many other tiles on the market that are installed on roofs, the SunTechTile® and Swisstile® solar tiles are made of slate, which we believe makes them both well-suited for architectural design and building integration.

High Power Rated Modules

Our second product includes high power rated modules, which are packaged interconnected assemblies of photovoltaic cells. Our modules incorporate back-contact cells that have reduced visibility and therefore increased architectural appeal. We manufacture the modules by assembling cells, a plastic backsheet and a front glass laminated in different layers using a standard lamination process. The cells are manufactured and supplied to us by several suppliers. We incorporate these cells into our modules, which are in turn offered for resale or for direct distribution to end users.

We produce our high power rated modules under original equipment manufacture agreements. The modules are branded and marketed under private labels. We do not anticipate marketing our own brand of modules.

Description of Our New Proprietary Manufacturing Processes

We have developed, and are in the process of patenting, a new assembly technology for our solar products. Our goal is to develop this new assembly line based on our proprietary technology, using a manufacturing facility to be built in Geneva, Switzerland, to produce solar panels or modules and solar tiles at a lower cost and in a more time efficient manner, resulting in more attractively priced products. We believe this facility will also position us as one of the few manufacturers in Europe capable of producing customized solar photovoltaic modules that are larger than three square meters. Currently, we are unable to produce or manufacture our products and will remain so until completion of the manufacturing facility. Upon completion of the facility, we intend to make an application to certify that the facility meets the MINERGIE® standard, which is a sustainability brand for new and refurbished buildings that is mutually supported by the Swiss Confederation, the Swiss Cantons along with Trade and Industry and is registered in Switzerland and around the world. We believe that the manufacturing facility will be a showcase for photovoltaic technology, with solar panels on the walls and roof generating more than enough power to satisfy the facility’s energy requirements.

Our proprietary manufacturing process consists of an automated assembly technology that we believe guarantees a more reliable and efficient manufacturing process. This is because our new technology allows for back-contact photovoltaic cells and soldering to occur during only one production run, which is faster and is more automated than existing manufacturing processes. As a result of this new assembly technology, we anticipate that our production line could be five times smaller than a standard production line and three times faster.  We further believe that our new manufacturing process has numerous advantages in comparison with existing assembly techniques, including that it allows electrical connections to be made in an easier, faster manner and requires fewer manufacturing steps thereby resulting in increased manufacturing time and in greater throughput. Our manufacturing process also significantly reduces manual labor requirements, a significant cost component in the photovoltaic industry, with robots, resulting in greater capital productivity, lower costs, more reliable connections, more consistent performance, and less waste.

We expect that the cost to construct our new manufacturing facility will approximate $10 million, plus an additional $3 million to purchase new machinery and that construction will be completed by early 2008.

Sales and Marketing

Although the solar energy market is at a relatively early stage of development, energy experts and associations forecast a high expansion in the solar photovoltaic market. According to Solarbuzz LLC, world solar photovoltaic market installations reached a record high of 1,460 MW in 2005, representing annual growth of 34%, up from 1,086 MW installed during the previous year. To date, our operations have consisted of providing custom manufactured solar module and tiles and related engineering services to customers in Switzerland. As such, we have primarily focused our marketing and sales efforts in Switzerland.

Once we construct our manufacturing facility, our expansion plans and target markets will include Germany, France, Italy and the U.S. However, it should be noted that the solar energy market is at a relatively early stage of development. Its future growth could be totally different from expectations and the extent to which our products will be adopted is completely uncertain.

We currently promote our photovoltaic products through marketing channels that include trade publications, attendance at key industry trade shows, direct mail campaigns, online advertising and relationship marketing to our expanding network of dealers and solar integrators. Our marketing activities will be of greater importance once our new production line, based on our new assembly technology, comes into operation in late 2008 or early 2009.

Customers

All of our revenue to date has been generated by sales of custom manufactured solar modules and tiles and related engineering services to customers, which have included:

•
suppliers of modules (i.e., either integrator photovoltaic systems or cell manufacturers willing to outsource the module production to us, using our proprietary technology to assemble components in a module) to end-user consumers;

•	engineering firms, installers, distributors or end users (public or private) of our solar tiles;

•	architects, public authorities or end users of our engineering services in photovoltaic turnkey installations; and

•	potential module manufacturers licensing our technology.

In the fiscal year ended December 31, 2006, sales to our largest two customers accounted for approximately 47% and 39%, respectively, of our total net sales. The loss of any of our customers or their default in payment could significantly reduce our revenues and harm our operating results.

Suppliers

We rely on several companies to supply certain components and materials used to manufacture and produce our photovoltaic modules and tiles. For module and tile production, we depend on a limited number of suppliers for back contact cells. We believe that due to increased demand for back contact cells, additional suppliers have already entered the market. We acquire cells on a purchase order basis and do not have long-term supply contracts with any suppliers, although we may enter into such contracts. We purchase tiles from Swiss Eternit, with which we have a long-standing commercial relationship. We do not believe a risk of inventory shortage exists with respect to tiles, although if one did, we believe alternate suppliers exist.

Competition

We face competition from domestic and international companies actively engaged in the manufacturing and distribution of solar photovoltaic systems, as well as from emerging technology companies that may become viable in the next several years. The best funded and most established producers of photovoltaic cells and modules include Sharp Corporation, Kyocera Corporation, Sunpower, Suntech, Qcells, Solarworld, Schott Solar, BP Solar, Shell, Tenesol, Isofoton, Powerlight and GE Solar (formerly AstroPower). Because most, if not all, of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do, we may not succeed in the continued commercialization and development of our products. We believe, however, that our building-integrated solar roofing products have advantages over most other photovoltaic product offerings. In most cases, competitors produce modules that must be rack mounted externally to a building, creating potential damage to the structure, generating maintenance problems and detracting from their visual appearance. Our photovoltaic product offerings differ in this respect because they maximize power output using the latest generation photovoltaic cells in an innovative design that incorporates ultra-thin, invisible connectors between cells. This new connector design reduces power losses and increases efficiency.

Both the traditional and the alternative energy industries are highly competitive. Numerous entities in the U.S. and elsewhere compete with us to develop new and different alternative and/or renewable energy technologies. Competitors also include fossil fuel companies such as Exxon, Shell, BP, Total and Imperial Oil. We face, and expect to continue to face, competition from these entities to the extent that they develop products that function similarly or identically to our technologies.

Barriers to entering the photovoltaic module and tile manufacturing industry include the technical know-how required to produce solar cells that maintain acceptable efficiency rates at competitive production costs. In addition, any new photovoltaic solar technology would require successful demonstration of reliability testing prior to widespread market acceptance. We believe the principal competitive factors in the market for solar electric power products are: price per watt, long-term stability and reliability, conversion efficiency and other inherent performance measures, ease of handling and installation, product quality, reputation, and environmental factors.

Research and Development

Our research and development expense consists primarily of salaries and personnel related costs and the cost of products, materials and outside services used in our research and development processes and product development activities. During the fiscal years ended December 31, 2006 and 2005, we spent $151,246 and $98,363, respectively, on research and development. We expect our research and development expense to increase in absolute terms in the future, especially upon completion of our manufacturing facility in the first quarter of 2008 and as we increase personnel and research and development activity. We intend to devote a substantial amount of our future cash flows into research and development due to the new and evolving nature of the photovoltaic industry and science. Over time, we expect research and development expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.

Intellectual Property

We rely on a combination of copyright, trade secret, trademark and contractual protections to establish and protect our proprietary rights. We require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar technologies or strategic plans, and we typically enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the U.S. In addition, our competitors may independently develop technology similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

Our wholly-owned subsidiary, SES Switzerland, has filed a patent application for our new technology for assembling cells and producing our modules and tiles. The application was filed with the World Intellectual Property Organization in Geneva on July 3, 2006, and the search report will be published by the European Patent Office. We have requested examination of the application in Switzerland in order to obtain the report which is to be provided by the Swiss Patent Office.

Government Regulation

Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. To nurture the development of solar electricity, government bodies in many countries, most notably Germany, Italy, Spain, France, South Korea, Japan, Canada and the U.S. have provided some level of subsidies in the form of feed-in tariffs, net metering programs, renewable portfolio standards, rebates, tax incentives and low interest loans.

Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

Tax incentive programs exist in the U.S. at both the federal and state level, and can take the form of investment tax credits, accelerated depreciation and property tax exemptions. Several governments also facilitate low interest loans for photovoltaic systems, either through direct lending, credit enhancement or other programs.

We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy and, as a result, the continuation of such policies and level of support present the greatest uncertainties for our products. For example, there are some indications that regulations in Germany, a major European market for our products and services, may change unfavorably with regard to solar or photovoltaic electricity as discussions are ongoing about modifying the German Renewable Energy Law, or the EEG. If Germany reduces or eliminates the subsidies under the EEG or implements other unfavorable regulations, this would have a major impact on the solar photovoltaic market and adversely affect our growth prospects. Other countries, such as Italy and Greece, have established incentives to increase solar photovoltaic energy production, creating new opportunities for photovoltaic products, although there is no guarantee this will occur or that such incentives will be available to us.

Employees

As of March 1, 2007, our subsidiary had four employees and two external consultants.

Our subsidiary works with external photovoltaic consultants and hires additional employees from time to time on an as-needed basis. Our subsidiary plans to hire additional employees upon the completion of our new manufacturing facility.

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following material risks, together with the other information contained in this Form 10-KSB, before you decide to buy our common stock.  If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.  In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We are an early-stage company with a limited operating history, which makes us a speculative investment.

We are an early-stage company that seeks to take advantage of a proprietary automation process to produce solar panels or modules and solar tiles at a lower cost. We have experienced losses from our early stage operations, which have involved developing and testing our new solar panel technology and commencement of the sales and distribution portions of our business by custom manufacturing and selling solar panels or modules and solar tiles. We anticipate incurring losses over the next few years as we complete the development and testing of prototypes and the licensing of our new products and commence production. There is little meaningful historical financial or other information available upon which you can base your evaluation of our business and prospects. We have not begun commercial production of solar panels or modules and solar tiles made using our proprietary automation process, and at this early stage of our business plan, we have less insight into how market and technology trends may affect our business than we expect to have in the future. The revenue and income potential of our business is unproven. As a result, you should consider our business and prospects in light of our lack of operating history and the challenges that we will face as an early-stage company seeking to develop a new manufacturing process. If we are not able to develop our business, we will not be able to achieve our goals and could suffer economic loss, in which case you may lose your entire investment.

Since our inception, we have incurred net losses and anticipate continued net losses until development, implementation and commercialization of our products manufactured through our new assembly processes are operational.

Since our inception we have incurred net losses, including a net loss of $1.2 million in 2006 and have negative cash flows from operations. We plan to enter commercial production in late 2008 or early 2009, and we expect to continue to incur significant losses over at least the next few years. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase in the near term as we continue to develop our manufacturing technologies and our sales and distribution network, implement internal systems and infrastructure, and hire additional personnel. As we do not expect to become profitable until after our new solar panels or modules and solar tiles made using our proprietary automation process are in production, we will be unable to satisfy our current obligations solely from cash generated from operations.

We will require significant additional financing, the availability of which cannot be assured, and if we are unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to continue our operations and to develop our technologies will depend upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to develop our business. Specifically, we will need to raise additional funds to:

•	support our planned growth and carry out our business plan;

•	continue the research and development of our technologies;

•	protect our intellectual property;

•	hire top quality personnel for all areas of our business;

•	address competing technological and market developments; and

•	market and develop our technologies.

We may not be able to obtain additional equity or debt financing as required. Even if financing is available, it may not be available on terms that are acceptable or favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise additional financing when required, we may be forced to scale down our operations and our ability to generate revenues may be reduced. We have no current arrangements to secure any such financing.

We may be unable to complete our development, manufacturing and commercialization plans and the failure to do so will significantly harm our business plans, prospects, results of operations and financial condition.

Commercializing our new solar panel technology products and processes depends on a number of factors, including:

•	further product and manufacturing process development;

•	development of certain critical tools and large scale production capabilities;

•	completion, refinement and management of our supply chain;

•	completion, refinement, and management of our distribution channels; and

•	building and operating the initial production line and demonstrating efficiencies that will make our products attractively priced.

Further, we have focused primarily on research and development. We do not know whether the processes or products we have developed will be capable of supporting large-scale manufacturing of solar modules and tiles that meet the requirements for cost, schedule, quality, engineering, design, production standards, field certification, and volume requirements.

Our products have never been sold on a mass market commercial basis, and we do not know whether they will be accepted by the market.

The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If our products are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer. Moreover, demand for solar modules in our targeted markets, including Germany, France, the United States and Italy, may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed products and our ability to sell our products at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including but not limited to:

•	Our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;

•	Competition from conventional energy sources and alternative distributed generation technologies, such as wind energy;

•	Our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners; and

•	Customer acceptance of our products.

If our proposed products fail to gain sufficient market acceptance, our business plans, prospects, results of operations and financial condition will suffer.

We depend upon a limited number of third-party suppliers for key materials, and any disruption from such suppliers could prevent us from manufacturing and selling cost-effective products.

We manufacture our products using materials and components procured from a limited number of third-party suppliers. We currently purchase the photovoltaic cells we need for our proprietary technology from a small number of suppliers. We do not currently have in place any supply contracts. If we fail to maintain our relationships with these suppliers, or fail to secure additional supply sources from other photovoltaic cell suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay. Any of these factors could prevent us from delivering our products to our customers within required timeframes, resulting in potential order cancellations and lost revenue.

We currently depend on a small number of customers for substantially all of our sales and the loss of, or a significant reduction in, orders from any of these customers could significantly reduce our sales and operating results.

Currently we sell our custom manufacturing services to only a few customers headquartered in Switzerland. In the fiscal year ended December 31, 2006, sales to our largest two customers accounted for approximately 47% and 39%, respectively, of our total net sales. The loss of any of our customers or their default in payment could significantly reduce our revenues and harm our operating results. Our customer relationships have been developed over a relatively short period of time, and we cannot guarantee that we will continue to receive significant revenues from these customers over the long term.

We likely will face intense competition from manufacturers of crystalline silicon solar modules, thin film solar modules and solar thermal and concentrated photovoltaic systems, all of which represent direct substitutes for our products.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with the larger more established electric power industry. We believe that our main sources of competition are crystalline silicon solar module manufacturers, thin film solar module manufacturers, and companies developing solar thermal and concentrated photovoltaic technologies.

At the end of 2006, the global photovoltaic industry consisted of more than 100 manufacturers of photovoltaic cells and solar modules. Within the photovoltaic industry, we face competition from crystalline silicon photovoltaic cell and solar module manufacturers, including BP Solar, Evergreen Solar, Kyocera, Motech, QCells, Renewable Energy Corporation, Sanyo, Schott Solar, Sharp, Mitsubishi, SolarWorld, GE Energy, Sunpower, Photowatt, Isofoton and Suntech. We also face competition from thin film solar module manufacturers, including Antec, Alwitra, UNI-Solar, Kaneka, Mitsubishi Heavy Industries, Shell Solar, United Solar and several crystalline silicon manufacturers that are developing thin film technologies. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers, or their customers, several of which have already announced their intention to start production of photovoltaic cells, solar modules or turnkey production lines. In addition to manufacturers of photovoltaic cells and solar modules, we face competition from companies developing solar thermal and concentrated photovoltaic technologies. Most, if not all, of our competitors across each of these segments are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources than us. If we are unable to effectively compete for customers and suppliers, our financial condition and results of operations will suffer.

The reduction or elimination of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for our solar modules, lead to a reduction in our net sales and harm our operating results.

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity could result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, which would negatively affect the growth of the solar energy industry overall and our net sales specifically. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government and economic incentives. Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, South Korea, Japan, Canada and the United States, have provided subsidies in the form of tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. For example, Germany, a major market for our new products, has been a strong supporter of photovoltaic products and systems, and political changes in Germany could result in significant reductions or the elimination of incentives. Many of these government incentives could expire, phase-out over time, exhaust the allocated funding or require renewal by the applicable authority. A reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy, which would in turn hurt our sales and financial condition.

Technological changes in the solar power industry could render our products obsolete, which could prevent us from achieving sales and market share.

Our failure to refine our technology and to develop and introduce new products could cause our products to become uncompetitive or obsolete, which could prevent us from increasing our sales and becoming profitable. The solar power industry is rapidly evolving and highly competitive. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products. If this occurs, our sales and profits could be diminished.

Failure to protect our proprietary technology and intellectual property rights against infringement could seriously impact our competitiveness and any litigation related to protection of such intellectual property rights would be time consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology, which consists of a combination of copyright, trademark, and pending patent applications in both Europe and the United States. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of patent applications, contractual protections and trade secrets. These measures may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of various countries in which we expect to offer our products may provide inadequate protection of such intellectual property rights.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards or prohibit us from the manufacture and sale of our solar modules and tiles or the use of our manufacturing technology.

Our success depends largely on our ability to use and to develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to photovoltaic technology patents involve complex scientific, legal and factual considerations and analysis and, therefore, may be uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits can be costly and time consuming. An adverse determination in any litigation or proceeding could subject us to significant liability to third parties, require us to seek licenses from third parties which may not be available on reasonable terms, require us to redesign our solar modules and tiles, or subject us to injunctions prohibiting the manufacture and sale of our solar modules and tiles or the use of our technologies.

One of our directors, Christiane Erné, controls a substantial interest in us and therefore may control certain actions requiring a stockholder vote.

Christiane Erné, a director since 2006, beneficially owns 66.1% percent of our outstanding common stock. Christiane Erné is married to Daniel Erné, another of our directors. As a result, Christiane Erné and Daniel Erné will be able to determine the outcome of any decision upon which our stockholders vote.

All of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Delaware, our principal business office is located in Geneva, Switzerland. As such, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of the federal securities laws. In addition, the majority of our directors and officers reside outside the United States, and nearly all of the assets of these persons and us are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under United States bankruptcy laws, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Delaware company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

Risks Related to Our Industry

There is a shortage of semi-conductor grade silicon, upon which our products depend. Any continued shortage could impact our cost of sales and limit our revenue growth.

Silicon is an essential raw material in the production of photovoltaic cells. Currently there is an industry-wide shortage of silicon ingots, which has resulted in significant price increases. Increases in silicon prices may impact our manufacturing costs in the future. As demand for photovoltaic cells has increased, a number of manufacturers have announced plans to add additional capacity. As this manufacturing capacity becomes operational, it will increase the demand for silicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry, and any increase in demand from that sector will compound the shortage. The production of silicon is capital intensive and adding additional capacity requires significant lead time. We do not believe that the supply imbalance will be remedied in the near term, and we expect that silicon demand will continue to outstrip supply for the foreseeable future. We do not have any silicon supply contracts in place, and a continued shortage in supply could hurt our revenue growth.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of photovoltaic products, which may significantly reduce demand for our solar products.

The market for electricity generating products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In a number of countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of photovoltaic products and investment in the research and development of photovoltaic technology. For example, without a mandated regulatory exception for photovoltaic systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our end-users of using photovoltaic systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, electricity generated by photovoltaic systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require photovoltaic systems to achieve lower prices in order to compete with the price of electricity generated using other technologies.

We may be vulnerable to the efforts of electric utility companies lobbying to protect their revenue streams and from competition from such electric utility companies.

Electric utility companies could lobby for a change in the relevant legislation in their markets to protect their current revenue streams. Any adverse changes to the regulations and policies of the solar energy industry could deter end-user purchases of photovoltaic products and investment in the research and development of photovoltaic technology. In addition, electricity generated by photovoltaic systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as flat rate pricing, would require photovoltaic systems to achieve lower prices in order to compete with the price of electricity. Any changes to government regulations or utility policies that favors electric utility companies could reduce our competitiveness and cause a significant reduction in demand for our products.

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

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that prior to the completion of the financial statements included in this Annual Report on Form 10-KSB, there were material weaknesses regarding our financial reporting under U.S. generally accepted accounting principles primarily attributable to SES Switzerland's accounting being subject to Swiss law and not U.S. law.

As a result of the reverse acquisition consummated on September 27, 2006, the Company became subject to reporting under U.S. generally accepted accounting principles and applicable SEC rules and regulations. These requirements are significantly different from the rules applicable to privately held Swiss companies by which the Company complied prior to the reverse acquisition. Due to an internal lack of familiarity with specific U.S. generally accepted accounting principles and applicable SEC rules and regulations which resulted in accounting errors, the Company was required to restate its financial statements for the year ended December 31, 2005 and the nine months ended September 30, 2006.

In order to comply with the applicable accounting rules and regulations and to remediate these material weaknesses, the Company has hired an independent consultant experienced in financial reporting under U.S. law and who is assisting the Company in the preparation of the financial statements and related disclosures. In addition, the Company’s finance staff has attended financial reporting training to improve the quality of our financial reporting. The Company is also in the process of hiring additional staff experienced with U.S. generally accepted accounting principles.

As a result of these efforts, our Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses have been remediated and that the Company now has in place disclosure controls and procedures effective to provide reasonable assurance that all material information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Jean-Christophe Hadorn, Chief Executive Officer and Director

Mr. Hadorn received his masters degree in Civil Engineering from the Swiss Federal Institute of Technology in Lausanne in 1979 and his MBA from HEC University of Lausanne in 1998. From 1979 to 1981, Mr. Hadorn worked as a researcher at the Institute for Energy Production (IPEN) within the Swiss Federal Institute of Technology in Lausanne, Switzerland on large scale storage of solar heat in deep aquifiers. From 1981 to 1985, Mr. Hadorn worked as a project engineer for SORANE SA, a solar energy and engineering company in Switzerland, where he advised architects and designed energy concepts for buildings and industry. Mr. Hadorn worked from 1986 to 1995 as a project leader with BSI Engineering, a consulting company in energy and information technology in Switzerland, on a geographical information system software product for the design and management of energy networks as principal developer of software, code named HyperBird. Since 1999, Mr. Hadorn has worked as an independent energy consultant, and as the CEO of BASE Consultants SA, Geneva, a strategy and management consulting company which advises public and private businesses. Since 1985, Mr. Hadorn has been appointed as a leader for national solar energy and heat storage research programs by the Swiss government and from 2003 to 2005 was asked by the French government to set up the National Institute of Solar Energy in France. Mr. Hadorn has participated in several International Energy Agency (IEA) Tasks within the Solar Heating and Cooling Program (Task 7, Task 26, and Task 32 which he will lead as an Operating Agent until 2007). Mr. Hadorn also serves as director of our wholly-owned subsidiary, SES Switzerland.

Sandrine Crisafulli, Chief Financial Officer and Chief Operating Officer

Ms. Crisafulli has been our CFO and COO since 2001.  Ms. Crisafulli received a certificate of commerce in commercial studies from Lemania College in Lausanne, Switzerland.  She has experience in financial and administrative management having served as administrative director and finance chief at N.E. Achille, a retail company, from 1995 until 2001.

Daniel Erné, Director

Mr. Erné has more than 25 years of experience in international trade having worked as a consultant for the Conseil Général of the Haute Savoie Department, France; Breitling, a Swiss watch manufacturing company; BMS Automotives Ltd., a United Kingdom design, engineering and turnkey supplier of automotive manufacturing plants and a car import company; Casino Ruhl, a French casino; and several hotel groups. In addition, Mr. Erné manages several different private car, retail, security and hotel companies in France and acts as a consultant to companies engaged in international trading, including Securiguard since 2000. Mr. Erné’s prior consulting engagements include Daniel.L (1980-1992), a restructuring and new market developments company and Delta Automobiles (1992-1999), a car retailer and a solar car development company. Mr. Erné is married to Christiane Erné.

Christiane Erné, Director

Ms. Erné worked in public relations and then as hotel director for Societe d'Exploitation et Gestion Hoteliere from 1981 to 1984. Since 2001, Ms. Erné has been active in the development of renewable energies and associated technologies through Société d'Energie Solaire. Ms. Erné received a diploma in economics from the University of Geneva in 1974. Ms. Erné is married to Daniel Erné.

Michael D. Noonan, Director

Mr. Noonan has more than 15 years of investor relations, corporate finance and corporate governance experience. Mr. Noonan has served since 2005 as the Vice President, Corporate and a director of Sky Petroleum, Inc., an oil and gas company quoted on the OTC Bulletin Board. Prior to joining Sky Petroleum, Mr. Noonan worked for Forgent Networks, an intellectual property and software company from 2002 to 2006, where he last served as the Senior Director of Investor Relations. Prior to working at Forgent Networks, Mr. Noonan was employed from 2000 to 2002 by Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan also served from 1999 to 2000 as director of investor relations and corporate communications at Integrated Electrical Services, an electrical services company, and manager of investor relations and public affairs for Sterling Chemicals from 1997 to 1999, a manufacturer of commodity chemicals. Mr. Noonan received an MBA from Athabasca University in Alberta, Canada in 1999; a Bachelor of Arts degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada in 1986; and an Executive Juris Doctorate from Concord School of Law in Los Angeles, California in 2006.

John Veltheer, Director

From 1999 to 2000, Dr. Veltheer was President and director of SUMmedia.com Inc., an Internet coupon provider company quoted on the OTC Bulletin Board. From 2002 to 2003, Dr. Veltheer was the President and a director of Rapidtron, Inc., a company quoted on the OTC Bulletin Board, a leading provider of Radio Frequency Smart access control and ticketing/membership systems. At Rapidtron, Inc., Dr. Veltheer was responsible for corporate finance and corporate governance. From 2003 to 2005, Dr. Veltheer was Vice-President, Business Development and later Chief Operating Officer and director of House of Brussels Chocolates, Inc., a company quoted on the OTC Bulletin Board, whose primary business was gourmet chocolate wholesaling. Since October 2005, Dr. Veltheer has served as the Chief Executive Officer, Secretary, Treasurer and a director of Vecten Corporation, a startup private equity fund. Dr. Veltheer has also served as the President and a director of Iridium Capital Inc. from 1999 to present, a private Canadian company that provides start-up consulting services; and the President and a director of Texada Ventures Inc. from September 2006 to present, a company quoted on the OTC Bulletin Board, whose primary business is mining. Dr. Veltheer received his B.Sc. (Honours) from Queen's University in 1988 and his Ph.D. from the University of British Columbia in 1993.

Committees of the Board

All proceedings of our board of directors are conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Delaware and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Our company does not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that given the early stage of our development a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committees can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Director Independence

Our board of directors has determined that Michael D. Noonan is “independent” as such term is defined by NASDAQ Rule 4200(a)(15).

Family Relationships

Except for Daniel Erné and Christiane Erné, who are husband and wife, there are no family relationships between any of our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

John Veltheer, a director of the Company, failed to file timely a report on Form 4 as required by Section 16(a) of the Exchange Act during the most recent fiscal year. The Form 4 was subsequently filed on February 26, 2007. Mr. Veltheer filed only one late report, relating to only one transaction.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to us for the years ended December 31, 2006 and 2005.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

John Veltheer (1) Former President and Chief Executive Officer	2006 2005	36,000 3,500	— —	— —	— —	36,000 3,500

Jean-Christophe Hadorn(4) Chief Executive Officer	2006 2005	— __	— __	— __	95,827(2) 7,141(2)	95,827 7,141

Sandrine Crisafulli(3)(4) Chief Financial Officer and Chief Operating Officer	2006 2005	25,953 66,759	—	—		25,953 66,759

(1)
Dr. Veltheer was appointed as our President, Chief Executive Officer and a director on November 7, 2005. We paid Dr. Veltheer $2,000 per month from the date of appointment through the fiscal year ended December 31, 2005. From January 1, 2006 to May 31, 2006, Dr. Veltheer was paid $2,000 per month; from June 1, 2006 to November 30, 2006, he was paid $4,000 per month; and he was paid $2,000 during December 2006. The Company ceased paying compensation to Dr. Veltheer as of December 31, 2006. Dr. Veltheer resigned as President and Chief Executive Officer effective September 27, 2006.

(2)
SES Switzerland entered into a one year consulting agreement with Base Consulting on January 1, 2006. The consulting agreement terminated on December 31, 2006, although SES Switzerland renewed the agreement for an additional year on the same terms and conditions. Base Consulting is paid an annual consulting fee of $95,827. The services provided by Base Consulting are performed by Mr. Hadorn. Mr. Hadorn was also paid $7,141 in consulting fees for 2005. Mr. Hadorn became our Chief Executive Officer on September 27, 2006. Other than pursuant to the consulting agreement entered into between the Company and Base Consulting, we do not compensate Mr. Hadorn in his capacity as Chief Executive Officer.

(3)
Ms. Crisafulli became our Chief Financial Officer and Chief Operating Officer on September 27, 2006. Pursuant to the terms of an employment agreement dated September 14, 2006, her annual salary is $108,333.

(4)
Ms. Crisafulli and Base Consulting are paid in Swiss Francs. The dollar figures were calculated using the exchange rate of 1.25225 as per Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2006.

Stock Option Plan

We do not have a stock option plan in favor of any director, officer, consultant or employee.

Stock Options/Stock Awards

We have not granted any options or stock awards during our prior fiscal year, either before or after the reverse merger.

Director Compensation

Compensation of Directors During Fiscal Year 2006

Name and Principal Position	Fees Earned or Paid in Cash ($)	All Other Compensation $	Total ($)
Jean-Christophe Hadorn	8,024	0	8,024
Daniel Erné	25,953	0	25,953

We did not pay fees or other cash compensation for services rendered by our directors during the fiscal year ended December 31, 2006 other than to Messrs. Hadorn and Erné. The amount paid to Mr. Hadorn was for services rendered in his capacity as a director of our subsidiary, SES Switzerland. The amount paid to Mr. Erné was for services rendered pursuant to a consulting agreement as described below. We have no current plans to compensate our directors in their capacities as such in the future. We do reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Employment Agreements

SES Switzerland entered into an employment agreement with Sandrine Crisafulli dated September 14, 2006. Pursuant to the terms of the agreement, Ms. Crisafulli receives an annual salary of $108,333. The term of the agreement is five (5) years. If Ms. Crisafulli’s employment is terminated without cause, we are obligated to pay her an amount equal to two years' salary for each completed three years of service.

SES Switzerland entered into a consulting agreement with Daniel Erné dated October 3, 2006. Mr. Erné receives an annual salary of $108,333 in consideration for management consulting services. Mr. Erné is the husband of Christiane Erné, the Company’s principal stockholder, and a director of the Company and SES Switzerland.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have an equity compensation plan.

Principal Stockholders

The following table sets forth certain information regarding our common stock beneficially owned as of May 14, 2007 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)
Christiane Erné c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	48,286,817	(2)	66.1%
Jean-Christophe Hadorn c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	2,414,341	(3)	3.30%
John Veltheer c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	105,000	(4)	*
Daniel Erné c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	Nil		Nil
Michael D. Noonan c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	Nil		Nil
Sandrine Crisafulli c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	Nil		Nil
SG Private Banking (Suisse) S.A. Avenue de Rumine 20 Case Postale 220 Ch-1001 Lausanne Switzerland	6,779,167		9.28%
Directors and Executive Officers as a Group (6 persons)	48,391,817		66.2%

*	Less than 1%

(1)
Based on 73,081,168 shares of common stock issued and outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)
Ms. Erné directly holds 43,458,135 shares and indirectly holds 2,414,341 shares transferred to Claudia Rey and 2,414,341 shares transferred to Jean-Christophe Hadorn pursuant to a voting trust agreement dated February 22, 2006. Pursuant to the terms of the voting trust agreement, Ms. Rey and Mr. Hadorn each agreed to vote their shares in accordance with Ms. Erné’s instructions. Ms. Erné also has a right of preemption with respect to the subject shares. Of the 43,458,135 shares held directly by Ms. Erné, 9,000,000 shares are held in escrow as security for repayment of a loan made by ScanE to SES Switzerland. The remaining 34,458,135 shares are held in escrow pursuant to the terms of a credit line escrow agreement and a long term escrow agreement, as more fully described in the Certain Relationships and Related Transactions section. The 2,414,341 shares transferred to Claudia Rey that are indirectly held by Ms. Erné are also held in escrow in the same manner as the shares discussed in footnote (3).

(3)
As described in footnote (2), Mr. Hadorn’s 2,414,341 shares were transferred to him by Ms. Erné pursuant to a voting trust agreement dated February 22, 2006. Of these shares, 500,000 shares are held in escrow as security for repayment of a loan made by ScanE to SES Switzerland. The remaining 1,914,341 shares are held in escrow pursuant to the terms of a credit line escrow agreement and a long term escrow agreement, as more fully described in the Certain Relationships and Related Transactions section. All 2,414,341 shares are held indirectly by Ms. Erné pursuant to the voting trust agreement.

(4)	Includes 2,500 common shares held by Dr. Veltheer’s wife, Cristina Veltheer.

Changes in Control

We are unaware of any contract or other arrangement or provision of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as set forth below, there have been no material transactions, series of similar transactions or currently proposed transactions during 2006, or subsequent thereto, to which the Company or its wholly-owned subsidiary was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at the year end for the last three completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

On August 31, 2006, we entered into a share exchange agreement with SES Switzerland and the sole stockholders of SES Switzerland, namely Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey, whereby we agreed to merge with SES Switzerland. The closing of the transactions contemplated by the share exchange agreement and the acquisition of all of the issued and outstanding common shares of SES Switzerland occurred on September 27, 2006. In accordance with the terms of the share exchange agreement, we issued a total of 48,286,817 shares of common stock to the former stockholders of SES Switzerland (Christiane Erné - 43,458,135 shares; Jean-Christophe Hadorn - 2,414,341 shares; Claudia Rey - 2,414,341 shares) in exchange for the acquisition by us of all 39,500 issued and outstanding common shares of SES Switzerland on the basis of 1,222.451 shares of our common stock for every one common share of SES Switzerland. The terms of the share exchange agreement also stipulated that the Company and the former stockholders of SES Switzerland enter into the following three escrow agreements: (1) the Canton Geneva Escrow Agreement; (2) the Credit Line Escrow Agreement; and (3) the Long Term Escrow Agreement.

Canton Geneva Escrow Agreement

In connection with the closing of the share exchange agreement, we entered into the Canton Geneva Escrow Agreement dated September 15, 2006 with Christiane Erné, Jean-Christophe Hadorn, Claudia Rey, and ScanE. Pursuant to the terms of the Canton Geneva Escrow Agreement, the parties agreed to escrow 10,000,000 of the 48,286,817 shares of common stock issued to Christiane Erné (9,000,000 shares), Jean-Christophe Hadorn (500,000 shares) and Claudia Rey (500,000 shares) in connection with the merger in order to secure partial repayment of a loan dated November 3, 2003 by ScanE to SES Switzerland. The 10,000,000 shares of common stock are to be delivered by the escrow agent as follows:

(a) upon repayment of the loan to ScanE:

(i) if within two years from the closing of the share exchange agreement, to the escrow agent under the Long Term Escrow Agreement (as discussed below), or

(ii) if after two years from the closing of the share exchange agreement, to Christiane Erné, Jean-Christophe Hadorn and Claudia Rey; or

(b) upon default of the loan, to ScanE.

The loan remains outstanding and the 10,000,000 shares continue to be held in escrow.

Credit Line Escrow Agreement

Also in connection with the closing of the share exchange agreement, we entered into the Credit Line Escrow Agreement dated September 1, 2006, as amended October 27, 2006 and November 30, 2006, with Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey. Pursuant to the terms of the Credit Line Escrow Agreement, the parties agreed to escrow 24,143,410 of the 48,286,817 shares of common stock issued in the merger to Christiane Erné (21,729,068 shares), Jean-Christophe Hadorn (1,207,171 shares) and Claudia Rey (1,207,171 shares). The 24,143,410 shares of common stock are to be delivered from escrow as follows:

(a) into a subsequent escrow in accordance with the terms of the Long Term Escrow Agreement (as described below) if our Company receives financing of at least $9,537,960 (CHF 12 million) on or before November 30, 2007; or

(b) to us for immediate cancellation if we do not receive financing of at least $9,537,960 (CHF 12 million) on or before November 30, 2007.

Long Term Escrow Agreement

In connection with the closing of the share exchange agreement, we also entered into the Long Term Escrow Agreement dated September 1, 2006 with Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey. Pursuant to the terms of the Long Term Escrow Agreement, we agreed to escrow all shares not otherwise escrowed pursuant to either the Credit Line Escrow Agreement or the Canton Geneva Escrow Agreement until the second anniversary of the closing of the share exchange agreement. As such, 14,143,407 of the 48,286,817 shares of common stock issued to Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey in the merger are currently held in escrow until the second anniversary of the closing of the share exchange agreement.

SES Switzerland entered into a consulting agreement with Flannel Management dated October 1, 2006. Flannel Management receives a monthly consulting fee of $15,971. The contract is for a guaranteed 10-year term and if earlier terminated, we must pay the consulting fee for the full term. Flannel Management’s consulting services are rendered by Philippe Crisafulli, the husband of Sandrine Crisafulli, our Chief Operating Officer and Chief Financial Officer. During the fiscal year ended December 31, 2006, we paid $111,329 to Flannel Management.

On December 20, 2006, SES Switzerland executed a construction loan with Ms. Christine Erné to enable SES Switzerland to commence construction of our new manufacturing facility in Geneva, Switzerland. The construction loan is in the amount of $2,205,090. The annual interest rate is 4.5% and the loan has a two year term. The funds will be disbursed after construction has begun and as needed. As of December 31, 2006, no funds had been used.

In June 2003, Christiane Erné contracted with us for the purchase and installation of solar tiles on her private residence. The contract amount was approximately $189,000 at the exchange rate of $0.76669 for 1 CHF as of June 2, 2003. The Company does not anticipate beginning installation before production of our tiles commences in our new manufacturing facility. To date, Ms. Erné has paid us approximately $107,000 of the $189,000 for the project. As such, we have recorded an outstanding receivable from a related party as of September 30, 2007 and December 31, 2006 in the amount of $82,185 and $78,386, respectively.

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

Exhibit Number	Description
10.11	Employment Agreement dated September 14, 2006 between SES Switzerland and Sandrine Crisafulli (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)

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

10.16	Loan Agreement dated April 7, 2004 and April 10, 2004 between SES Switzerland and UBS SA (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.17	Partnership Agreement dated September 29, 2004 between SES Switzerland and Suntechnics Fabrisolar AG (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.18	Consulting Agreement dated January 16, 2005 between Jean-Christophe Hadorn and SES Switzerland (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.19	Development Contract dated June 17, 2005 between SES Switzerland and Karl Steiner S.A. (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.20	Co-operation Agreement dated July 19, 2005 between SES Switzerland and Firstec S. A. (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.21	Voting Trust Agreement dated September 12, 2005 between Christian Erne and Claudia Rey (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.22	Voting Trust Agreement dated February 22, 2006 between Christiane Erne and Jean-Christophe Hadorn (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.23	Employment Agreement dated May 1, 2006 between SES Switzerland and Bernard Balmer (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.24	Assignment of Rights Agreement dated August 31, 2006 between SES Switzerland and Jean-Cristophe Hadorn (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.25	Assignment of Rights Agreement dated August 31, 2006 between SES Switzerland and Olivier Ouzilou (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.26	Assignment of Rights Agreement dated August 31, 2006 between SES Switzerland and Sandrine Crisafulli (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.27	Assignment of Rights Agreement dated September 15, 2006 between SES Switzerland and Sylvere Leu (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

Exhibit Number	Description
10.28	Amendment No. 1 to Credit Line Escrow Agreement dated October 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 2, 2006)

10.29	Amendment No. 2 to Credit Line Escrow Agreement dated November 30, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 8, 2006)

10.30	Form of Employment Agreement dated October 1, 2006 between SES Switzerland and Sandrine Crisafulli

10.31	Form of Employment Agreement dated October 1, 2006 between SES Switzerland and Daniel Erné

10.32	Form of Consulting Agreement dated October 1, 2006 between SES Switzerland and Flannel Management Sarl

10.33	Construction Credit Contract dated December 20, 2006 between SES Switzerland and Banque Cantonale de Geneve

10.34	Construction loan dated November 30, 2006 between SES Switzerland and Christiane Erné

11	Statement re: computation of per share earnings (incorporated herein by reference to Note 3 of the Consolidated Financial Statements)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2005)

16.1	Letter on change in certifying accountants (incorporated by reference from our Current Report on Form 8-K filed on November 8, 2006)

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

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

SES SOLAR INC.

Date: December 21, 2007	By:	/s/ Jean-Christophe Hadorn
Jean-Christophe Hadorn Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jean-Christophe Hadorn
Jean-Christophe Hadorn	Chief Executive Officer and	December 21, 2007
Director
(Principal Executive Officer)

/s/ Sandrine Crisafulli
Sandrine Crisafulli	Chief Financial Officer	December 21, 2007
(Principal Accounting Officer)

*
John Veltheer	Director	December 21, 2007

*
Christine Erné	Director	December 21, 2007

*
Daniel Erné	Director	December 21, 2007

*
Michael D. Noonan	Director	December 21, 2007

*  Pursuant to Power of Attorney

By:   /s/ Jean-Christophe Hadorn

Jean-Christophe Hadorn
Attorney-in-fact

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

As described in Note 5 to the financial statements, the company has restated its financial statements to correct various errors in classification.

Zurich, May 7, 2007.

BDO Visura

/s/ Andreas Wyss	/s/ Christian Feller
Andreas Wyss Auditor in Charge Swiss Certified Accountant / CPA	ppa.Christian Feller Swiss Certified Accountant

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(in $, except per share amounts)
		December 31st 2006	December 31st 2005
			(As Restated)
ASSETS (in $)
Current Assets:
Cash and cash equivalents	6	6,016,666	35,170
Receivables, net of allowance for doubtful accounts of $ 0 for the years ended 2006 and 2005.	7	10,386	221,957
Due from related party	23	78,386	72,540
Inventory	8	237,275	219,580
Other current assets		203,280	11,973
Total current assets		6,545,993	561,220

Long-Term Assets:
Deferred Expense	15	420,000	0

Property and Equipment, at cost,		376,837	335,943
Less accumulated depreciation and amortization		(254,779)	(192,939)
Building development		219,619	76,570
Total fixed assets	9	341,677	219,574

Total long-term assets		761,677	219,574

Total Assets		7,307,670	780,794

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	10, 12	409,920	50,482
Accounts payable		329,323	390,036
Billings in excess of cost and estimated earnings	11	123,573	106,977
Total current liabilities		862,816	547,495

Long-Term Liabilities:
Loan payable	12	794,810	735,539
Total long-term liabilities		794,810	735,539

Stockholders' Equity:	15
Common stock, $0.001 par value; authorized		73,081	48,287
100,000,000 shares; issued and outstanding;
73,081,168 and 48,286,817 shares
Additional paid in Capital		8,050,093	373,387
Accumulated other comprehensive income (loss)
Translation Adjustment		(226,816)	82,893
Year end Accumulated Deficit		(2,246,314)	(1,006,807)
Total stockholders' equity (deficit)		5,650,044	(502,240)

Total Liabilities and Stockholders' Equity		7,307,670	780,794
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

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(in $, except per share amounts)

						Accumulated Other Comprehensive Income	Total
	Common Stock			Paid-in	Retained	Translation	Shareholders'
	Shares		Amount	Capital	Earnings	Adjustment	Equity
Balance at January 01, 2005 (as restated)	48,286,817	a	48,287	373,387	(501,396)	53,417	(26,305)
Net Loss	0		0	0	(505,411)		(505,411)
Translation Adjustment						29,476	29,476
Balance at December 31, 2005 (as restated)	48,286,817		48,287	373,387	(1,006,807)	82,893	(502,240)
Net Loss	0		0	0	(1,239,507)	0	(1,239,507)
Translation Adjustment	0		0	0	0	(309,709)	(309,709)
Shares issued in an offering	5,050,000	b	5,050	1,001,314		0	1,006,364
Shares issued in an offering	4,976,350	c	4,976	3,558,091	0	0	3,563,067
Shares Acquired in the Public shell (Note 20)	10,668,000		10,668	28,401	0	0	39,069
Shares issued in an offering	4,100,001	d	4,100	3,316,900	0	0	3,321,000
Finder's Fee		b		(228,000)			(228,000)
Net shares activity	24,794,351		24,794	7,676,706	0	0	7,701,500
Balance at December 31, 2006	73,081,168		73,081	8,050,093	(2,246,314)	(226,816)	5,650,044

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
		(As Restated)
Cash Flows from Operating Activities:
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

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The exchange rates used for translating the financial statements are listed below:

	2006	2005
Average Rates	CHF	CHF
	$1.25225	1.24626

	2006	2005
Balance Sheet year-end rates	CHF	CHF
	$1.21975	1.31804

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

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of Significant Accounting Policies:  (continued)

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

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of Significant Accounting Policies:  (continued)

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

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of Significant Accounting Policies:  (continued)

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

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of Significant Accounting Policies:  (continued)

Warrants issued in connection with financing activities are subject to the provisions of Emerging Issues Task Force Issue 00-19 ("EITF 00-19"), Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock . In December 2006, FASB issued FASB Staff Position ("FSP") No. EITF 00-19-2 ("EITF 00-19-2"), Accounting for Registration Payment Arrangements which changed the way that a contingent obligation under a registration payment arrangement was recorded. EITF 00-19 describes the criteria under which warrants should be classified as either equity or as a liability. If the warrant is determined to be a liability under method described in EITF 00-19, the liability is fair valued each reporting period with the changes recorded through earnings in the consolidated statements of operations. Under the new guidance provided in FSP EITF 00-19-2 the contingent obligation under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies . For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined that the adoption of FSP 00-19-2 will not have a material effect on its financial statements since the warrants issued and the granted registration rights are scoped out from FSP00-19-2.

4. Sales Contracts under Completed-Contract Method (CCM)

SES Switzerland enters into contracts for installation of solar cells panels with public or private building owners. The timeframe between the contract’s signature and the connection to the electrical network (grid), being the due date for the contract’s completion, can vary between 6 months and 2 years. SES Switzerland recognizes revenues under the Completed Contract Method (CCM), based on contractual obligations and deliveries. Until completion of the contract, advances from customers and advances to suppliers are recorded separately in the balance sheet.

All sales recognized during the years 2006 and 2005 are project revenues.

5. Restatement of Certain Items on previous years Balance Sheet / Statement of Operation / Comprehensive Loss and Cash Flow Statement and Statement of Changes Stockholders’ Equity.

Restatement January 1, 2005

Certain items have been restated in the Financial Statements as of January 1, 2005 - see reconciliation below. This restatement was necessary due to the fact that the Company by error removed the effects of the loan forgiveness ($74,311) in the Statement of Operations and recorded it in the Statement of Changes in Stockholders’ Equity. Also, the currency translation adjustment ($2,101) was presented incorrectly.

Balance Sheet	As Reported	Difference	As Revised
	$	$	$

Cash and cash equivalents	564,713	(2,101)	562,612
Common Stock	48,287	0	48,287
Additional paid in Capital	299,076	74,311	373,387
Retained Earnings (loss)	(427,085)	(74,311)	(501,396)
Translation Adjustment	51,316	(2,101)	53,417
Total Shareholder’s Equity (Deficit)	(28,406)	2,101	(26,305)

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restatement December 31, 2005

Balance Sheet: Certain items have been restated in the December 31, 2005 Financial Statements - see reconciliation below. This restatement was necessary due to the fact that the Company previously by error netted certain assets (Accounts receivable, due from related party $72,540) and liabilities (Billings in excess of cost and estimated earnings $106,977) that should have been presented differently. The restatement in the changes of stockholder’s equity was necessary due to the fact that the company recorded the effects of a loan forgiveness ($74,311) through the Statement of Operations by error. (Restatement as of January 1, 2005).

Statement of Operations: Research and Development costs ($98,363) were by error misclassified as non-operating other expenses ($24,085) and other general and administrative expenses, ($74,278), and the currency translation adjustment ($153) was shown incorrectly.

Statement of Cash Flows: The restatement in the Statement of Cash Flow was necessary due to the fact that the company by error misclassified certain operating and financing activities (short term loan $50,482) and the effect of exchange rate changes on cash ($68,155). Also, the cash and cash equivalents at year end ($153) were shown incorrectly.

	December 31, 2005
Balance Sheet	As Reported	Difference	As Revised
	$	$	$

Cash	35,017	153	35,170
Receivables	187,520	34,437	221,957
Due from related party	0	72,540	72,540
Inventory	219,580	0	219,580
Other current assets	11,973	0	11,973
Total current Assets	454,090	107,130	561,220
Property and Equipment at cost,	442,787	0	442,787
Less accumulated depreciation and amortization	(299,783)	0	(299,783)
Building development	76,570	0	76,570
Total fixed assets	219,574	0	219,574
Total Assets	673,664	107,130	780,794
Short-term loan	50,482	0	50,482
Accounts payable	390,036	0	390,036
Billings in Excess of Cost and Estimated Earnings	0	106,977	106,977
Total current Liabilities	440,518	106,977	547,495
Loan payable	735,539	0	735,539
Total long-term liabilities	735,539	0	735,539
Common Stock	48,287	0	48,287
Additional paid in Capital	299,076	74,311	373,387
Retained Earnings (deficit)	(932,496)	(74,311)	(1,006,807)
Translation Adjustment	82,740	153	82,893
Total Shareholder’s Equity (Deficit)	(502,393)	153	(502,240)
Total Liabilities and Stockholders’ Equity	673,664	107,130	780,794

	Year Ended December 31, 2005
Statement of Operation and Comprehensive Loss	As Reported	Difference	As Revised
	$	$	$

Revenue	1,100,474	0	1,100,474
Cost of goods sold	1,018,490	0	1,018,490
Personnel	121,867	0	121,867
Rent	113,590	0	113,590
Research and Development	0	98,363	98,363
Other General and Administrative expenses	232,937	(74,278)	158,659
Depreciation and amortization	52,614	0	52,614
Total costs and expenses	521,008	24,085	545,093
Interest expense	(42,302)	0	(42,302)
Other expenses	24,085	(24,085)	0
Total other income (expense)	66,387	(24,085)	42,302
Loss before taxes	(505,411)	0	(505,411)
Income taxes	0	0	0
Net Loss	(505,411)	0	(505,411)

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2005
Statement of Cash Flow	As Reported	Difference	As Revised
	$	$	$

Net cash used in operating activities	(478,508)	(50,552)	(529,060)
Net cash used in investing activities	(48,822)	0	(48,822)
Net cash provided by financing activities	0	50,482	50,482
Increase (decrease) in cash and cash equivalents	(527,330)	(70)	(527,400)
Effect of exchange rate changes on cash	(72,400)	68,155	(4,245)
Cash and cash equivalents, beginning of year	564,713	2,102	566,815
Cash and cash equivalents, end of year	35,017	153	35,170

Restatement September 30, 2006

Certain items have been restated in the unaudited Financial Statements presented as of September 30, 2006 - see reconciliation below. This restatement was necessary due to the fact that the Company by error did not record the effects of the loan forgiveness ($74,311) in the Statement of Operations and recorded it incorrectly in the Statement of Changes in Stockholder’s Equity (see restatement as of January 1, 2005). The Currency translation adjustment was also shown incorrectly. The consulting fee of $480,000 was by error recorded in retained earnings instead of deferred expenses. The restatement was necessary because this amount is a consulting fee for services rendered over the next 24 months and not a finders fee in connection with the share issuance. The restatement in the cash and Additional Paid in Capital ($732,089) was necessary because a deposit was recorded in SES USA as an investment in subsidiary and therefore by error eliminated in the consolidation. Correctly this amount should have been recorded as a bank deposit (Trust Account) in the Shell.

Restatement September 30, 2006

Balance Sheet: The following restatement was necessary: The Company had previously presented the amount of $76,498 in accounts receivable instead of properly disclosing the amount as due from related party ($76,498) for services provided to a related party.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations: A misclassification of research and development expenses ($46,427) as other expenses ($12,545) or Other G&A expenses ($58,613) occurred. The amount of $359 that was restated from income taxes to other expenses reflects capital tax which is not dependent on income, it was therefore reclassed into other expenses.

Statement of Cash Flows: The restatement in the Statement of Cash Flow was necessary because the Company by error misclassified operating (deferred expense, see also Note 15) and financing activities (reverse acquisition) and the effect of exchange rate changes on cash. Cash and cash equivalents at year end were also shown incorrectly.

	September 30, 2006 UNAUDITED
Balance Sheet	As Reported	Difference	As Revised
	$	$	$

Cash	3,479,944	732,089	4,212,033
Receivables	116,933	(76,498)	40,435
Due from related party	0	76,498	76,498
Inventory	231,562	0	231,562
Other current assets	151,316	0	151,316
Total current assets	3,979,755	732,089	4,711,844
Deferred Expenses	0	480,000	480,000
Property and Equipment at cost,	442,787	0	442,787
Less accumulated depreciation and amortization	(325,061)	0	(325,061)
Building development	181,796	0	181,796
Total fixed assets	299,522	480,000	779,522
Total Assets	4,279,277	1,212,089	5,491,366
Short-term loan	59,705	0	59,705
Accounts payable	549,994	0	549,994
Total current liabilities	609,699	0	609,699
Loan payable	1,175,723	0	1,175,723
Total long-term liabilities	1,175,723	0	1,175,723
Common Stock	68,981	0	68,981
Additional paid in Capital	3,819,677	1,232,478	5,052,155
Retained Earnings (deficit)	(1,439,655)	(74,317)	(1,513,972)
Translation Adjustment	44,852	53,928	98,780
Total Shareholder’s Equity	2,493,855	1,212,089	3,705,944
Total Liabilities and Stockholders’ Equity	4,279,277	1,212,089	5,491,366

Statement of Operation and Comprehensive Loss	UNAUDITED
For the Three Months Ended September 30, 2006	As Reported	Difference	As Revised
	$	$	$

Revenue	148,805	0	148,805
Cost of goods sold	122,374	0	122,374
Personnel	54,678	0	54,678
Rent	28,991	0	28,991
Research and Development	0	46,427	46,427
Other General and Administrative expenses	125,254	(58,613)	66,641
Depreciation and amortization	8,310	0	8,310
Total costs and expenses	217,233	(12,186)	205,047
Interest expense	(15,735)	0	(15,735)
Other expenses	12,545	(12,545)	0
Total other income (expense)	(3,190)	(12,545)	(15,735)
Loss before taxes	(193,992)	(359)	(194,351)
Income taxes	(359)	359	0
Net Loss	(194,351)	0	(194,351)

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operation and Comprehensive Loss	UNAUDITED
For the Nine Months Ended September 30, 2006	As Reported	Difference	As Revised
	$	$	$
Revenue	158,860	0	158,860
Cost of goods sold	129,298	0	129,298
Personnel	116,057	0	116,057
Rent	85,071	0	85,071
Research and Development	0	94,007	94,007
Other General and Administrative expenses	232,629	(65,466)	167,163
Depreciation and amortization	32,863	0	32,863
Total costs and expenses	466,620	28,541	495,161
Interest expense	(41,566)	0	(41,566)
Other expenses	(27,495)	27,495	0.00
Total other income (expense)	(69,061)	27,495	(41,566)
Loss before taxes	(506,119)	(1,046)	(507,165)
Income taxes	(1,046)	1,046	0
Net Loss	(507,165)	0	(507,165)

Statement of Cash Flow for the Nine Months	UNAUDITED
Ended September 30, 2006	As Reported	Difference	As Revised
	$	$	$

Net cash used in operating activities	(418,777)	(478,416)	(897,193)
Net cash used in investing activities	3,542,623	(3,478,773)	63,850
Net cash provided by financing activities	449,409	4,609,708	5,059,117
Increase (decrease) in cash and cash equivalents	3,444,927	780,847	4,225,774
Effect of exchange rate changes on cash	(38,328)	(10,583)	(48,911)
Cash and cash equivalents, beginning of year	35,017	153	35,170
Cash and cash equivalents, end of year	3,479,944	732,089	4,212,033

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Cash and Cash Equivalents

	$ (held in CHF)	$ (held in $)	$ (held in EUR)	$ TOTAL 2006	$ TOTAL 2005
Cash on hand	227,112	44,469	565	272,146	35,170
Short-term Investments	2,459,520	3,285,000	-	5,744,520	-
Cash and Cash Equivalents	2,686,632	3,329,469	565	6,016,666	35,170

Cash and cash equivalents are available to the Company, and there is no restriction or limitation on withdrawal or use of these funds. The Company’s cash equivalents are placed with highly credit rated financial institutions. The carrying amount of these assets approximates their fair value.

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.  Commitments and Contingencies:  (continued)

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

15.  Stockholders' Equity:

Common Stock — The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and outstanding.

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

15.  Stockholders' Equity:  (continued)

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

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.  Stockholders' Equity:  (continued)

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

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of loss before income tax benefit are as follows:

18.  Income Taxes:  (continued)

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

SES SOLAR INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

23.  Related Party Transactions  (continued)

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