Form 10KSB
period 2007-12-31
SES SOLAR INC.
filed 2008-03-26
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007 were $1,344,794.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 25, 2008 based on the average of the bid and asked price on such date was $17,319,645.

As of March 25, 2008, the issuer had a total of 73,081,168 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

We have made forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by words such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other comparable terms. Forward-looking statements involve risks and uncertainties that may cause our actual results or performance to be materially different from those expressed in or implied by the forward-looking statements. These uncertainties include, among others, our need to raise additional financing; risks related to the development and implementation of our new manufacturing processes and facility; risks related to completion, refinement and management of our supply chain and distribution channels; risks related to current and future research and development; risks related to customer acceptance of our products; risks related to competition in the solar energy field; risks related to the availability of public subsidies; our history of losses; the historical volatility of our stock prices; general market conditions; and the risks in the section entitled “Risk Factors” that may cause our historical and actual results, level of activity and performance to be materially different from future results, level of activity, or performance as expressed in or implied by these forward-looking statements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statement as a result of new information or future events or developments.

ITEM 1. DESCRIPTION OF BUSINESS

We are a Delaware corporation that, through our wholly-owned subsidiary, SES Société d’Energie Solaire (“SES Switzerland”), a Swiss-based company, is engaged in the business of designing, engineering, producing and installing solar panels or modules and solar tiles for generating electricity. Our shares are quoted on the OTC Bulletin Board under the symbol “SESI.OB”.

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

Effective June 19, 2006, we changed our name from “The Electric Network.com, Inc.” to “Solar Energy Sources Inc.” On August 10, 2006, we changed our name to “SES Solar Inc.” We effected the name change in contemplation of entering into the share exchange agreement dated August 31, 2006 with SES Switzerland and the shareholders thereof.

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

Overview

We are a renewable energy company that offers products and services focused on the design, development and commercialization of a portfolio of solar products and technologies capable of delivering alternative energy solutions. We currently produce and install custom photovoltaic (“PV”) solar products for commercial, industrial and residential use. Based on the specific needs of our customers, we manufacture our solar modules and solar tiles using cells, components and other raw materials that are supplied to us from third-parties. We also offer comprehensive engineering services for PV projects. As an engineering service provider, we design new methods of manufacturing PV modules, and we incorporate these modules into the specific architectural and building applications of our customers.

Our goal is to transform our business from a custom manufacturer of solar modules and tiles into a large scale producer and manufacturer of solar modules and tiles using our new proprietary assembly processes which we believe will allow for higher quality electrical contacts, better performance and reduced costs.

The Photovoltaic (PV) Solar Industry

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

Solar electricity is generated using either PV or solar thermal technology to extract energy from the sun. PV electricity generating systems directly convert the sun’s energy into electricity, whereas solar thermal systems heat water or other fluids that are then used as sources of energy. PV systems are either grid-connected systems or off-grid systems. Grid-connected systems are connected to the electricity transmission and distribution grid and feed solar electricity into the end-user’s electrical system and/or the grid. These systems are commonly mounted on the rooftops of buildings, integrated into building facades or installed on the ground using support structures, and they range in size from 2-3 kilowatts to multiple gigawatts (GW) and megawatts (MW). Off-grid PV systems are typically much smaller and are frequently used in remote areas where they may be the only source of electricity for the end-user.

PV systems are currently the most widely used method of transforming sunlight into electricity. Annual installations by the PV industry grew from 0.4GW in 2002 to 1.7GW in 2006 and 2.9 GW at the end of 2007, representing a 70% increase in one year. Cumulative installed capacity reached just below 10GW at the end of 2007.

Growth in installed solar power systems has been stimulated by long-term government subsidies, tax incentives and feed-in tariffs that require utilities to buy back excess power generated by privately owned PV systems. Over time, we expect costs to decline as a result of new fabrication techniques, the development of PV cell technologies that use alternative lower-cost materials, reductions in the amount of silicon used in PV cells, partly through the development of thin film technologies, improvements in module performance as a result of greater PV cell energy efficiency, lower direct manufacturing costs, and economies of scale as production volumes rise.

In 2007, Germany was the world’s leader in MW volume of PV installations with 50%, followed by Spain with 13%, Japan with 10%, Italy with 7% and the U.S. with 7%, according to industry publication Solarbuzz LLC.

The solar PV market has demonstrated an aggregated global growth rate of more than 40% per annum over the last 10 years. Few industries can boast equivalent numbers, but solar PV has two big challenges ahead. Production costs need to go down in order for it to become more economically sustainable, while production capacity must continue to grow in order for PV to become a significant player in the global energy market.

According to a Merrill Lynch Report dated January 8, 2008, given the rate at which manufacturing capacity is being constructed, in order to keep a demand-supply balance, the solar industry needs to grow annual installations from 3GW in 2007 to over 15GW in 2010. This 70% compound annual growth rate (“CAGR”) may be difficult to achieve unless new countries support the solar market by implementing appropriate feed-in tariffs.

Since 2005, demand for silicon has increased significantly in the PV industry, overtaking even the capacity needs of the semiconductor industry. This has resulted in unprecedented price increases for silicon on the spot-market as well as PV production facilities working at less than full capacity. To address this problem, the PV industry has established long-term capacity forecasts in order to secure the necessary raw materials. As a result, we believe that more solar-grade production will become available, which will be cheaper than the semiconductor grade silicon because purity requirements are less stringent for the PV industry. Because it will take at least two years to build additional raw silicon capacity, we believe it will be 2008 or beyond before silicon prices return to normal, which is between US$30-$40/kg for solar-grade silicon.

Advantages and Disadvantages of Solar Energy

Solar energy generated through PV systems has several advantages compared to conventional and other renewable sources of electricity including security, system reliability, low maintenance, modularity and flexibility of design, as well as significant environmental benefits. PV systems also support the trend toward distributed (point-of-use) power generation. We believe that capacity constraints, increased demand for power reliability, and the challenges of building new centralized power plants will increase the demand for distributed power generation.

Solar energy generated through PV systems also has certain disadvantages. Perhaps the most significant drawback of PV systems is the high initial cost of individual systems. Solar power can cost twice as much as grid power. This is due almost entirely to the high cost of PV cells, which depend upon the cost and availability of semiconductor grade silicon. While technical developments are underway in thin film, membrane and other non-crystalline based materials, over 90% of the industry currently relies upon crystalline silicon cells.

Description of Our Products

Currently we produce and install custom PV solar products for commercial, industrial and residential use. Based on the specific needs of our customers, we manufacture our solar modules and solar tiles using cells, components and other raw materials that are supplied to us from third-parties. The design, production and installation of these customized solar products requires that we offer comprehensive engineering services. As an engineering service provider, we design new methods of manufacturing PV modules, and we incorporate these modules into the specific architectural and building applications of our customers. In addition, we plan to offer the following products:

Solar Tiles: SunTechTile® and Swisstile®

We have developed a new technology for the production, distribution and sale of a next generation solar tile that will be branded under the SunTechTile® trademark on the international market and under the Swisstile® trademark in Switzerland. SunTechTile® and Swisstile® share the same design but will be marketed under different trademarks in order to distinguish their targeted markets. The SunTechTile® and Swisstile® solar tiles maximize power output by utilizing the latest generation PV cells in an innovative design that incorporates ultra-thin, invisible connectors, which we believe makes these cells easier to install and less expensive. Furthermore, this new connector design reduces power loss, thereby maximizing efficiency. These tiles will be manufactured on our fully automated production line, which will allow for a shorter manufacturing cycle and lower cost.

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

High Power Rated Modules

Our second product includes high power rated modules, which are packaged interconnected assemblies of PV cells. Our modules incorporate back-contact cells that have reduced visibility and therefore increased architectural appeal. We manufacture the modules by assembling cells, a plastic backsheet and a front glass laminated in different layers using a standard lamination process. The cells are manufactured and supplied to us by several suppliers. We incorporate these cells into our modules, which are in turn offered for resale or for direct distribution to end users.

We produce our high power rated modules under original equipment manufacture agreements. The modules are branded and marketed under private labels. We do not anticipate marketing our own brand of modules.

Description of Our New Proprietary Manufacturing Processes

We have developed and patented, a new assembly technology for our solar products.  Our goal is to develop this new assembly line based on our proprietary technology, using a manufacturing facility in Geneva, Switzerland which is currently under construction, to produce solar panels or modules and solar tiles at a lower cost and in a more time efficient manner, resulting in more attractively priced products.  Using equipment stored in our building in Härkingen, this new facility will enable us to produce customized solar PV modules that are larger than three square meters.

Our proprietary manufacturing process consists of an automated assembly technology that we believe guarantees a more reliable and efficient manufacturing process.  This is because our new technology allows for back-contact PV cells and soldering to occur during only one production run, which is faster and is more automated than existing manufacturing processes for these types of cells.  As a result of this new assembly technology, we anticipate that our production line will be significantly smaller than traditional production lines using standard tabbing and stringing machines and about three times faster than current throughput.  We further believe that our new manufacturing process has numerous advantages in comparison with existing assembly techniques, including that it allows electrical connections between cells and strings in a module to be made in an easier, faster manner and requires fewer manufacturing steps thereby resulting in decreased manufacturing time and in greater throughput.  Our manufacturing process also significantly reduces manual labor requirements, a significant cost component in the PV industry resulting in greater capital productivity, lower costs, more reliable connections, more consistent performance, and less waste.

In addition to the above described assembly technique, our patent also applies to the connection of modules (of any cell type) to junction boxes in a more efficient manner, thereby resulting in reduced usage of glass material and encapsulate by 1% to 3%, depending on the modules.

We plan to use our patented manufacturing process and back connection technique at our new facility to produce standard PV modules and next generation integrated roof tiles. We also intend to license this technology to other module producers.

With its low heating demand and its large PV roof, we believe that our manufacturing facility will be a showcase for PV technology, with special solar windows on one facade and a roof generating more than enough power to satisfy the facility’s energy requirements. During the facility’s design phase, and on January 16, 2008, we received verbal confirmation that the building meets the MINERGIE® standard, which is a sustainability brand for new and refurbished buildings that is mutually supported by the Swiss Confederation, the Swiss Cantons along with Trade and Industry and is registered in Switzerland and around the world.  The final MINERGIE® certificate is expected to be delivered upon completion of the building.

Sales and Marketing

Although the solar energy market is at a relatively early stage of development, energy experts and associations forecast still a high expansion in the solar PV market with CAGR reaching 30% to 40% between 2007 and 2010. To date, our operations have consisted of providing custom manufactured solar module and tiles and related engineering services to customers in Switzerland. As such, we have primarily focused our marketing and sales efforts in Switzerland.

Once we construct our manufacturing facility, our expansion plans and target markets will include Germany, France, Spain Italy and the U.S. However, it should be noted that the solar energy market is at a relatively early stage of development. Its future growth could be totally different from expectations and the extent to which our products will be adopted is completely uncertain.

We currently promote our PV solutions through marketing channels that include trade publications, attendance at key industry trade shows, direct mail campaigns, online advertising and relationship marketing to our expanding network of dealers and solar integrators. Our marketing activities will be of greater importance once our new production line, based on our new assembly technology, comes into operation in late 2008 or early 2009.

Customers

All of our revenue to date has been generated by sales of custom manufactured solar modules and tiles and related engineering services to customers, which have included:

•
suppliers of modules (i.e., either integrator PV systems or cell manufacturers willing to outsource the module production to us, using our proprietary technology to assemble components in a module) to end-user consumers;

•	engineering firms, installers, distributors or end users (public or private) of our solar tiles;

•	architects, public authorities or end users of our engineering services in PV turnkey installations; and

•	potential module manufacturers licensing our technology.

In the fiscal year ended December 31, 2007, sales to our largest customer accounted for approximately 89% of our total net sales. In the fiscal year ended December 31, 2006, sales to our largest two customers accounted for approximately 47% and 39%, respectively, of our net sales. The loss of one of our large customers or their default in payment could significantly reduce our revenues and harm our operating results.

Suppliers and Process Equipment Providers

We rely on several companies to supply certain components and materials used to manufacture and produce our PV modules and tiles. For module and tile production, we depend on a limited number of suppliers for back contact cells. We believe that due to increased demand for back contact cells, additional suppliers have already entered the market. We acquire cells on a purchase order basis and do not have long-term supply contracts with any suppliers, although we may enter into such contracts. We purchased in the past slates from Swiss Eternit, with which we have a long-standing commercial relationship. We do not believe a risk of inventory shortage exists with respect to tiles, although if one did, we believe alternate suppliers exist. Recent changes in the dimensions of some solar cells on the market, however, might require larger slates, which exist at the prototype level from our suppliers but whose availability on the mass market is not yet proven.

Our manufacturing processes use both off-the-shelf and custom-built equipment. Our process equipment providers have had difficulty finalizing our order for certain custom-built machinery to be installed in our new facility. Based on our patented technology, the manufacturing concept we will employ in our facility is new and an important machine that we expected to have in 2007 has yet to be delivered. We expect that this machine will be ready by June 2008.

Competition

We face competition from domestic and international companies actively engaged in the manufacturing and distribution of solar PV systems, as well as from emerging technology companies that may become viable in the next several years. The best funded and most established producers of PV cells and modules include Sharp Corporation, Kyocera Corporation, Sunpower, Suntech, Yingli Solar, China sunergy, Qcells, Solarworld, Schott Solar, BP Solar, Shell, Tenesol, Isofoton, Conergy and others. Because most, if not all, of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do, we may not succeed in the continued commercialization and development of our products. We believe, however, that our building-integrated solar roofing products have advantages over most other PV product offerings. In most cases, competitors produce modules that must be rack mounted externally to a building, creating potential damage to the structure, generating maintenance problems and detracting from their visual appearance. Our PV product offerings differ in this respect because they maximize power output using the latest generation PV cells in an innovative design that incorporates ultra-thin, invisible connectors between cells. This new connector design reduces power losses and increases efficiency.

Both the traditional and the alternative energy industries are highly competitive. Numerous entities in the U.S. and elsewhere compete with us to develop new and different alternative and/or renewable energy technologies. Competitors also include fossil fuel companies such as Exxon, Shell, BP, and Total. We face, and expect to continue to face, competition from these entities to the extent that they develop products that function similarly or identically to our technologies.

Barriers to entering the PV module and tile manufacturing industry include the technical know-how required to produce solar cells that maintain acceptable efficiency rates at competitive production costs. In addition, any new PV solar technology would require successful demonstration of reliability testing prior to widespread market acceptance. We believe the principal competitive factors in the market for solar electric power products are: price per watt, long-term stability and reliability, conversion efficiency and other inherent performance measures, ease of handling and installation, product quality, reputation, and environmental factors.

Research and Development

Our research and development expense consists primarily of salaries and personnel related costs and the cost of products, materials and outside services used in our research and development processes and product development activities. During the fiscal years ended December 31, 2007 and 2006, we spent $426,814 and $151,246, respectively, on research and development. We expect our research and development expense to increase in absolute terms in the future, especially upon completion of our manufacturing facility in the second half of 2008 and as we increase personnel and research and development activity. We intend to devote a substantial amount of our future cash flows into research and development due to the new and evolving nature of the PV industry and science. Over time, we expect research and development expense to decline as a percentage of net sales and on a cost-per-watt basis as a result of economies of scale.

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

Our wholly-owned subsidiary, SES Switzerland, has filed a patent application for our new technology for assembling cells and producing our modules and tiles. The application was filed with the World Intellectual Property Organization in Geneva on July 3, 2006. On October 24, 2007, the international report on our PCT/IB2007/000428 was issued. The report recognizes that 12 of the 14 patent claims are new and that all have potential for industrial application.

Government Regulation

Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. To push the development of solar electricity, government bodies in many countries, most notably Germany, Italy, Spain, France, South Korea, Japan, Canada and the U.S., have provided some level of subsidies in the form of feed-in tariffs, net metering programs, renewable portfolio standards, rebates, tax incentives and low interest loans. Switzerland will have a much more favorable than feed-in tariff during 2008.

Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Net metering programs, popular in the U.S., enable end-users to sell only excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy and, as a result, the continuation of such policies and level of support present the greatest uncertainties for our products. For example, there are some indications that regulations in Germany, a major European market for our products and services, may change unfavorably with regard to solar or PV electricity as discussions are ongoing about modifying the German Renewable Energy Law, or the EEG. If Germany reduces or eliminates the subsidies under the EEG or implements other unfavorable regulations, this would have a major impact on the solar PV market and adversely affect our growth prospects. Other countries, such as Italy, Greece and France in 2007, have established incentives to increase solar PV energy production, creating new opportunities for PV products, although there is no guarantee this will occur or that such incentives will be available to us.

Employees

As of December 31, 2007, we had five full-time employees, two of which are engineers. We periodically hire consultants as independent contractors. As of December 31, 2007, we had two such consultants. We intend to hire approximately ten additional employees upon the completion of our new manufacturing facility.

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

Since our inception, we have incurred net losses and anticipate continued net losses until development, implementation and commercialization of our products, manufactured through our new assembly processes are operational.

Since our inception we have incurred net losses, including a net loss of $1.5 million in 2007 ($1.2 million in 2006) and have negative cash flows from operations. We plan to enter commercial production in late 2008 or early 2009, and we expect to continue to incur significant losses over at least the next few years. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase in the near term as we continue to develop our manufacturing technologies and our sales and distribution network, implement internal systems and infrastructure, and hire additional personnel. As we do not expect to become profitable until after our new solar panels or modules and solar tiles made using our proprietary automation process are in production, we will be unable to satisfy our current obligations solely from cash generated from operations.

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

If we experience significant delays, cost over runs and technical difficulties in installing our new manufacturing facility, our business plans, prospects, results of operations and financial condition will suffer.

Completing the installation of equipment at our Geneva, Switzerland manufacturing facility is subject to significant risks, including risks of delays, equipment problems, cost overruns and other start-up and operating difficulties. Our manufacturing processes use both off-the-shelf and custom-built equipment. If we experience any of these or similar difficulties, we may be unable to complete our manufacturing facility either in a timely manner or at all. Without our manufacturing facility, we would likely have no manufacturing capacity and you could lose your entire investment.

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

We manufacture our products using materials and components procured from a limited number of third-party suppliers. We currently purchase the PV cells we need for our proprietary technology from a small number of suppliers. We do not currently have in place any supply contracts. If we fail to maintain our relationships with these suppliers, or fail to secure additional supply sources from other PV cell suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay. Any of these factors could prevent us from delivering our products to our customers within required timeframes, resulting in potential order cancellations and lost revenue.

We currently depend on a small number of customers for substantially all of our sales and the loss of, or a significant reduction in, orders from any of these customers could significantly reduce our sales and operating results.

Currently we sell our custom manufacturing services to only a few customers headquartered in Switzerland. In the fiscal year ended December 31, 2007, sales to our largest customer accounted for approximately 89% of our total net sales. In the fiscal year ended December 31, 2006, sales to our largest two customers accounted for approximately 47% and 39%, respectively, of our total net sales. The loss of one of our larger customers or their default in payment could significantly reduce our revenues and harm our operating results. Our customer relationships have been developed over a relatively short period of time, and we cannot guarantee that we will continue to receive significant revenues from these customers over the long term.

We likely will face intense competition from manufacturers of crystalline silicon solar modules, thin film solar modules and solar thermal and concentrated PV systems, all of which represent direct substitutes for our products.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with the larger more established electric power industry. We believe that our main sources of competition are crystalline silicon solar module manufacturers, thin film solar module manufacturers, and companies developing solar thermal and concentrated PV technologies.

At the end of 2007, the global PV industry consisted of more than 150 manufacturers of PV cells and solar modules. Within the PV industry, we face competition from crystalline silicon PV cell and solar module manufacturers, including Trina solar, Kyocera, Motech, QCells, Renewable Energy Corporation, Sanyo, Schott Solar, Sharp, Mitsubishi, SolarWorld, GE Energy, Sunpower, Photowatt, Isofoton and Suntech. We also face competition from thin film solar module manufacturers, including Antec, Alwitra, UNI-Solar, Kaneka, Mitsubishi Heavy Industries, Shell Solar, United Solar and several crystalline silicon manufacturers that are developing thin film technologies. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers, or their customers, several of which have already announced their intention to start production of PV cells, solar modules or turnkey production lines or have bought players in the PV industry. In addition to manufacturers of PV cells and solar modules, we face competition from companies developing solar tiles or equivalent (Solar century, Imerys, Atlantis and others). Most, if not all, of our competitors across each of these segments are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources than us. If we are unable to effectively compete for customers and suppliers, our financial condition and results of operations will suffer.

The reduction or elimination of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for our solar modules, lead to a reduction in our net sales and harm our operating results.

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity could result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, which would negatively affect the growth of the solar energy industry overall and our net sales specifically. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government and economic incentives. Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, South Korea, Japan, Canada and the United States, have provided subsidies in the form of tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of PV products. For example, Germany has been a strong supporter of PV products and systems since 2000, and political changes in Germany could result in significant reductions or the elimination of incentives. Many of these government incentives could expire, phase-out over time, exhaust the allocated funding or require renewal by the applicable authority. A reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy, which would in turn hurt our sales and financial condition. Pressure on manufacturers to reduce production cost could also affect our business model.

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

Our success depends largely on our ability to use and to develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to PV technology patents involve complex scientific, legal and factual considerations and analysis and, therefore, may be uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits can be costly and time consuming. An adverse determination in any litigation or proceeding could subject us to significant liability to third parties, require us to seek licenses from third parties which may not be available on reasonable terms, require us to redesign our solar modules and tiles, or subject us to injunctions prohibiting the manufacture and sale of our solar modules and tiles or the use of our technologies.

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

Although we are organized under the laws of the State of Delaware, our principal business office is located in Geneva, Switzerland. As such, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of the federal securities laws. In addition, the majority of our directors and officers reside outside the United States, and nearly all of the assets of these persons and us are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under United States bankruptcy laws, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Delaware company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

Risks Related to Our Industry

There is still a shortage of semi-conductor grade silicon, upon which our products depend. Any continued shortage could impact our cost of sales and limit our revenue growth.

Silicon is an essential raw material in the production of PV cells. Currently there is an industry-wide shortage of silicon ingots, which has resulted in significant price increases. Increases in silicon prices may impact our manufacturing costs in the future. As demand for PV cells has increased, a number of manufacturers have announced plans to add additional capacity. As this manufacturing capacity becomes operational, it will increase the demand for silicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry, and any increase in demand from that sector will compound the shortage. The production of silicon is capital intensive and adding additional capacity requires significant lead time. We do not believe that the supply imbalance will be remedied in the near term, and we expect that silicon demand will continue to outstrip supply for the foreseeable future. We do not have any silicon supply contracts in place, and a continued shortage in supply could hurt our revenue growth.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of PV products, which may significantly reduce demand for our solar products

The market for electricity generating products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In a number of countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of PV products and investment in the research and development of PV technology. For example, without a mandated regulatory exception for PV systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our end-users of using PV systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, electricity generated by PV systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require PV systems to achieve lower prices in order to compete with the price of electricity generated using other technologies.

We may be vulnerable to the efforts of electric utility companies lobbying to protect their revenue streams and from competition from such electric utility companies.

Electric utility companies could lobby for a change in the relevant legislation in their markets to protect their current revenue streams. Any adverse changes to the regulations and policies of the solar energy industry could deter end-user purchases of PV products and investment in the research and development of PV technology. In addition, electricity generated by PV systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as flat rate pricing, would require PV systems to achieve lower prices in order to compete with the price of electricity. Any changes to government regulations or utility policies that favors electric utility companies could reduce our competitiveness and cause a significant reduction in demand for our products.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office is located in Plan-les-Ouates, a suburb of Geneva, Switzerland.

We were granted leasehold rights to land in Plan-les-Ouates, for which we paid a reservation cost of CHF9,053 ($7,552) per quarter, and which we paid for the last eight quarters for a total of CHF72,420 ($60,416). Rent for the entire 60-year term of the lease is CHF72,065 ($60,120) per year, commencing on July 1, 2006. We received authorization to build our manufacturing facility on the property from the State of Geneva on May 27, 2005 and we commenced construction of the facility in the second half of 2007.

We rent a 1,654 square meter building in Härkingen, Switzerland, from Drei Linden AG pursuant to a lease agreement for a monthly cost of CHF7,232 ($6,033). The lease agreement may be terminated with six months’ notice.

We also rent a 154 square meter office space in Plan-les-Ouates from Cool SA pursuant to a lease agreement dated March 23, 2001 which was subsequently cancelled and replaced by a lease agreement dated February 20, 2002. The lease varies annually on the basis of the Swiss consumer index. For 2007 the cost was CHF52,104 ($43,467). The lease agreement was originally for a five-year term and is automatically renewed annually unless terminated with one years’ notice. The lease agreement was renewed in February 2008 on the same terms and conditions.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the OTC Bulletin Board under the symbol “SESI” since June 21, 2006. From January 4, 2006 to May 16, 2006, our common stock had been quoted on the OTC Bulletin Board under our prior name The Electric Network.com, Inc. and traded under the symbol “ETNW” and from May 17, 2006 to June 20, 2006, our common stock had been quoted on the OTC Bulletin Board under our prior name Solar Energy Sources Inc. under the symbol “SOES”.

The approximate number of holders of record of our common stock as of March 25, 2008 was 39, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of March 25, 2008, we had 73,081,168 shares of common stock outstanding.

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

On March 25, 2008, the last date for which such information is available, the closing price of our common stock, as reported by the OTC Bulletin Board, was $0.70 per share.

	High	Low
2006
First Quarter	$0.65	$0.45
Second Quarter	1.24	1.22
Third Quarter	1.70	1.70
Fourth Quarter	0.88	0.85

2007
First Quarter	$0.71	$0.63
Second Quarter	0.48	0.48
Third Quarter	1.17	1.11
Fourth Quarter	1.08	0.90

2008
First Quarter (through March 25, 2008)	$0.70	$0.70

Dividend Policy

We have never declared or paid dividends on our common stock. We do not intend to declare dividends in the foreseeable future since we anticipate that we will reinvest any future earnings into the development and growth of our business. Any decision as to the future payment of dividends will depend on our results of operations, our financial position and such other factors as our Board of Directors in its sole discretion deems relevant.

Equity Compensation Plan Information

The Company does not currently have any equity compensation plan.

Recent Issuances of Unregistered Securities

On May 30, 2006, we issued an aggregate of 5,050,000 shares of common stock to three off-shore investors at a price of $0.20 per share for total proceeds of $1,010,000 pursuant to subscription agreements dated May 30, 2006. We paid a finder’s fee of $3,636. We issued the shares in reliance upon Regulation S in an offshore transaction to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) and/or upon Section 4(2) of the Securities Act of 1933.

On September 8, 2006, we issued an aggregate of 4,976,350 common shares to nineteen investors at a price of $0.80 per share for total proceeds of $3,981,080 pursuant to subscription agreements dated September 8, 2006. We issued 4,626,350 common shares in reliance upon Regulation S in an offshore transaction to non-U.S. persons and/or upon Section 4(2) of the Securities Act of 1933. We also issued an aggregate of 350,000 common shares in reliance upon Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933 to four U.S. investors, each of whom represented that they were accredited investors. We paid a commission of approximately $418,013 to a placement agent. Pursuant to the subscription agreements, we granted registration rights to the investors. We agreed to file a registration statement within ninety (90) days after the closing of the private placement and to use reasonable commercial efforts to cause the registration statement to be declared effective.

In connection with the closing of the share exchange agreement on September 27, 2006, we issued an aggregate of 48,286,817 shares of our common stock to the three former stockholders of SES Switzerland. We issued the common shares in an offshore transaction in reliance upon Regulation S to non-U.S. persons and/or upon Section 4(2) of the Securities Act of 1933. We paid a commission of approximately $228,000 to a placement agent.

On November 22, 2006, we issued an aggregate of 4,100,001 common shares to three investors at a price of $0.90 per share for gross proceeds of $3,690,000 (the “Transaction”) pursuant to subscription agreements. The shares were issued in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 by issuing the shares to non-U.S. persons in an offshore transaction. We paid approximately $369,001 to a placement agent. Pursuant to the subscription agreements, we granted registration rights to the investors. We agreed to file a registration statement within ninety (90) days after the closing of the Transaction and to use reasonable commercial efforts to cause the registration statement to be declared effective.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are engaged in the business of designing, engineering, producing and installing solar panels or modules and solar tiles for generating electricity. We have developed a new assembly technology for solar panels that we believe will allow for higher quality electrical contacts, better performance and reduced costs resulting from our proprietary automation processes. We are constructing a manufacturing facility that will include a new assembly line based on our proprietary technology to complete the development and testing of our new products. To date, while we have been engaged in developing and testing our new solar panel technology, we have been developing the sales and distribution portions of our business by selling custom solar panels or modules and solar tiles, either manufactured by us using an early stage technology or manufactured for us by subcontractors, to electric companies, local governmental agencies and private home owners.

Our business was commenced in 2001 by SES Société d’Energie Solaire SA (“SES Switzerland”), a Swiss-based developer of solar panels and solar roof tiles. On September 27, 2006, our parent company, SES USA, completed a share exchange agreement with SES Switzerland in which SES Switzerland became our wholly-owned subsidiary. Our parent company then abandoned our previous Internet based auction website business and the SES Switzerland business of designing, engineering, producing, and installing solar panels or modules and solar tiles became the sole business of the combined company. Because SES USA and its subsidiary on a consolidated basis is the successor business to SES Switzerland, and because the operations and assets of SES Switzerland represent our entire business and operations from the closing date of the share exchange agreement, the following discussion and analysis and plan of operations are based on SES Switzerland’s financial results for the relevant periods.

Overview and Plan of Operation

This Overview addresses our plan of operation and the trends, events, and uncertainties that have been identified by our management as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

SES Switzerland has developed and patented a new assembly technology for solar panels or modules and solar tiles. Our business plan includes the development of a new assembly line based on our proprietary technology, using a manufacturing facility in the suburbs of Geneva, Switzerland which is currently under construction, to produce solar panels or modules and solar tiles at a lower cost. We believe this new facility will enable us to produce customized solar PV modules that are larger than three square meters.

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

To date, we have generated only limited revenue from the sale of custom manufactured solar panels or modules and solar tiles and the related engineering services required to design and install the same. Once our manufacturing facility is up and running, we will have available two product lines: our SunTechTile® and Swisstile® solar tiles and our high power rated solar modules. Historically, we have relied upon third party vendors to supply us with component parts such as cells in order to manufacture and produce our products. As a result of our new manufacturing facility and our new proprietary technology for module assembly, we believe that we are positioning ourselves to manufacture and produce on a much larger scale solar products that are competitive in the solar energy market.

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

However, over the near term there are significant competitive concerns with solar energy. As the cost of producing electricity from grid connected PV installations is higher than the current cost of electricity from fossil or nuclear plants, the PV market relies heavily on government subsidies and regulation concerning independent power producers. These regulations favor PV electricity in some, but not all, countries. Existing regulations are subject to change due to local political factors affecting the energy market, especially in Europe, where the process has been ongoing for 10 years. The major PV market in Europe is Germany where the EEG law governs. We expect France will play a strong role in the future due to recently enacted laws. Other countries, including Italy, Spain and Greece, have similar but less favorable laws. The PV market is heavily dependent on public policies and, as a result, such policies present the greatest uncertainties for our products. Anticipated reductions of the feed-in tariff in Germany and Switzerland by 9% or 5%, respectively, per year could affect our sales. Spain has already spoken of decreasing the tariff during 2008 by 20%. Without continued and/or enhanced governmental support in the form of favorable laws and subsidies, the projected growth of the PV market will not exist. Our primary market for our Swisstile product during 2008 will be Switzerland, which recently enacted a new feed in tariff that become effective May 2008. This tariff has 10 different values depending on PV integration and size. Due to the properties of our Swisstile, we believe that it will get the highest value, which will be favorable to us and our product. The tariff will decrease for new entrants by 5% every year starting in 2009.

Worldwide, annual installations by the PV industry grew from 0.4GW in 2002 to 1.7GW in 2006, representing an average annual growth rate of over 42%, and 2.9 GW at the end of 2007, representing a 70% increase in one year. Cumulative installed capacity reached just below 10GW at the end of 2007. Despite this growth, solar electricity still represents a small fraction of the supply of electricity. So long as governments and the market are focused on the ability of manufacturers to develop new technologies that reduce the cost of solar electricity, we believe that the demand for solar energy products will continue to grow significantly. This growth projection is based on continued governmental support, on the success of such manufacturing efforts to reduce the gap between the cost of solar electricity and more conventional and established methods of generating electricity and on other developments affecting the world energy market. In addition to the uncertainties associated with government subsidies and these other factors, it is also possible that breakthrough technologies might emerge in other areas that will reduce demand for new solar energy products. Also, even within the solar energy area it is possible that developments in thin films or nanoscience could reduce the cost of PV cells or that continued shortages in the supply of polysilicon, an essential raw material in the production of our PV cells, could impact our proposed new products and adversely affect our plan of operation.

We are in ongoing discussions with strategic partners, including cell manufacturers, PV line manufacturers and special machine manufacturers to assist us with our new technology for module assembly. We are also progressing with construction of our new manufacturing facility, which is expected to be fully operational in late 2008 or early 2009. During the fiscal year ending December 31, 2007, we incurred capital expenditures of $5,398,153 to construct this new manufacturing facility. We also continued sales of our custom solar panels and solar tiles to customers during the fiscal year ending December 31, 2007, generating revenue of approximately $1.34 million and a net loss of approximately $1.5 million.

Based on current and ongoing custom installation projects that will be completed during fiscal year 2008, we believe that our cash flow from operating activities during 2008 will be greater than our cash flow from operating activities during 2007. In light of these projects and based on our past experience, we believe our that our operating expenses in fiscal 2008 will be approximately $2 million, which we anticipate financing through revenue generated from sales and with available cash. Management anticipates total capital expenditures of approximately $12.4 million for the new manufacturing facility and $3.1 million for the assembly line and machinery. We anticipate financing these capital expenditures through available cash, loans and lines of credit, but we will also need additional financing to expand our operations once our manufacturing facility is fully operational. We do not have any current agreements in place to secure such financing. We expect to continue to experience losses from operations until we can generate revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long term in order to continue as a going concern.

Selected Financial Data

Balance Sheets

	December 31
	2007	2006
	$
Total current assets	4,472,884	6,545,993
Total long-term assets	9,858,585	761,677
Total current liabilities	10,366,547	862,816
Total long-term liabilities	7,563	794,810
Total liabilities and stockholders’ equity	14,331,469	7,307,670

Statement Of Operations

	Year ended December 31
	2007	2006
	$
Total revenues	1,344,794	129,275
Total cost of goods sold (exclusive of depreciation shown separately below)	(1,104,119)	(95,333)
Depreciation and amortization	59,104	45,090
General and administrative expenses	2,069,866	1,246,268
Interest expense	(116,212)	(56,757)
Interest Income and other	177,650	19,384
Foreign exchange gain	302,803	55,281
Total other income (expense)	364,241	17,908
Taxes	—	—
Net (loss)/profit	(1,524,054)	(1,239,507)
Other comprehensive income/loss: translation adjustment	(168,631)	(309,709)
Comprehensive loss	(1,692,685)	(1,549,216)

RESULTS OF OPERATIONS - COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2007

AND 2006

Net Loss

Our net loss for the year ended December 31, 2007 was $1,524,054 compared to a net loss of $1,239,507 for the year ended December 31, 2006. The increase in net loss during the year ended December 31, 2007 was primarily due to personnel costs to develop the new activities of our subsidiary (from $184,710 to $366,553), additional research expenses (from $151,246 to $426,814) and increased general and administrative expenses (from $ 772,149 to $1,141,046).

Revenues

Total revenue for the year ended December 31, 2007 was $1,344,794, which represents an increase of $1,215,519 compared with total revenue of $129,275 for the year ended December 31, 2006. We recognize revenue on the completed-contract method, and therefore when projects are completed. The increase in revenue is due to 3 projects completed during 2007.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2007 was $1,104,119, which represents an increase of $1,008,786 as compared to cost of goods sold of $95,333 for the year ended December 31, 2006. The increase in cost of goods sold was primarily attributable to the 3 projects completed during 2007. Cost of goods sold for the year ended December 31, 2007 was approximately 82% of total revenues compared with approximately 74% of total revenues for the year ended December 31, 2006. The increase in our cost of goods sold as a percentage of revenues was due to a decreased margin on revenues to obtain the contract. Cost of goods sold is also highly dependent on quantities being purchased from suppliers.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2007 were $2,128,970, which represents a 61% increase from $1,291,358 for the twelve months ended December 31, 2006. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our operating expenses.

The majority of the increase was related to personnel costs to develop the new activities of our subsidiary (increase of $181,843), additional research and development expenses (increase of $275,568), and increased general and administrative expenses, including expenses associated with preparation and SEC compliance of various public filings (increase of $368,897).

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense increased to $116,212 for the twelve months ended December 31, 2007 ($56,757 for 2006), representing an increase of approximately 105%. The increase in interest expense was primarily attributable to the increase of the loan from the Geneva (Switzerland) State Department of Energy (“ScanE”). On March 22, 2006, the loan from ScanE was increased from CHF969,470 ($861,248) to CHF1,469,470 ($1,305,430). On August 28, 2007, we repaid to ScanE $444,182 in principal and $31,284 in interest.

Interest income for the year ended December 31, 2007 was $177,650 as compared to $19,384 for the year ended December 31, 2006. The interest income earned in the year ended December 31, 2007 was due to increased time deposits originated received during the second half of 2007.

Foreign exchange gain for the year ended December 31, 2007 was $302,803 as compared to $55,281 for the year ended December 31, 2006.

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including consulting, accounting and legal costs, staff costs, and accounts payable.

As of December 31, 2007, we had negative working capital of $5,893,663 compared with positive working capital of $5,683,177 as of December 31, 2006, and our cash and cash equivalents decreased to $3,429,033 as of December 31, 2007 compared to $6,016,666 as of December 31, 2006. This decrease is the result of increased operating expenses and use of funds for capital expenditures as we continue construction of our manufacturing facility.

As of December 31, 2007, we had accounts payable of $3,711,775 compared to $329,323 as of December 31, 2006. This increase is due to amounts owed to contractors in charge of construction at our manufacturing facility and the solar roof installation. The increase in accounts payable is offset by an increase in assets attributable to the facility in the amount of $3,785,521 at December 31, 2007 ($0 at December 31, 2006).

At December 31, 2007, we had short-term debt in the amount of $6,147,728 compared to $409,920 as of December 31, 2006. We believe that our negative working capital situation is temporary, as we expect in the near term to restructure our capital financing arrangements into longer term loans with more favorable terms.

We currently have two loans outstanding with the Geneva (Switzerland) State Department of Energy (“ScanE”). The first such loan in the amount of up to $888,370 was made on November 3, 2003 and carries a principal balance of $861,248. The loan bears interest at 4% and is due on March 31, 2008. We agreed to escrow 10,000,000 shares of common stock issued to Christiane Erné, Jean-Christophe Hadorn and Claudia Rey in connection with the reverse merger to secure repayment of this loan. The terms of the escrow agreement are disclosed in the Certain Relationships and Related Transactions section.

We entered into a second loan with ScanE on January 21, 2004 for $444,184 at a 5% interest rate. We repaid this second loan on August 28, 2007. On September 18, 2007, we entered into a third loan with ScanE for $3,997,665, to be used exclusively to build the manufacturing facility. This loan is due for March 17, 2008, bears interest at 5% annually, and is secured by the PV modules purchased by us for installation on the roof of the new manufacturing facility as well as by the 10,000,000 shares currently held in escrow.

In addition, the Company also has a revolving credit line with UBS which was increased from $88,837 to $1,776,735 (CHF 2,000,000) as of September 4, 2007, and again from $1,719,159 to $2,631,579 (CHF 3,000,000) as of January 31, 2008, used mainly to cover short-term cash needs. The Company obtained the credit line, which is denominated in Swiss francs, because it prefers to use Swiss francs versus its short term deposits, which are denominated in US dollars, in light of current exchange rates. The credit line has an overdraft facility that is secured by the short term deposits with UBS, amounting to $3,155,000 at December 31, 2007. This overdraft facility is secured only to the extent of the outstanding balance of the credit line. As of December 31, 2007, we used $1,288,815 (CHF 1,450,764) of the credit line ($0 as at December 31, 2006). The credit line bears interest at the rate of 5% (4.75% starting January 31, 2008). As of December 31, 2007, we had CHF 549,236 ($487,950) available under the credit line. The credit line can be cancelled by either party at any time.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève dated December 20, 2006 in the amount of $4,264,165 (CHF 4.8 million), which is intended for financing the construction of our new manufacturing facility. The credit facility was amended on November 13, 2007 and increased from CHF 4.8 million to CHF 8.5 million ($7,551,126). The credit line must be reimbursed or converted into a long term mortgage loan upon the earlier of completion of our manufacturing facility or December 31, 2008. As of December 31, 2007, we used $7,563 (CHF8,513) of the credit line ($0 as at December 31,2006). The loan bears interest at a rate of 3.5% and is secured by a second mortgage of CHF 9,000,000 ($7,995,309) on the facility.

Our ability to meet our financial commitments in the near term will be primarily dependent upon continued revenue from the sale of custom manufactured solar panels or modules and solar tiles and the related engineering services required to design and install the same, the continued issuance of equity to new stockholders, and the continued extension of credit from existing or new lenders. We raised and received additional capital of $8,681,081 between May 30, 2006 and November 22, 2006 in connection with the closing of three private placement transactions.

Management believes that our cash and cash equivalents, cash provided by operating activities, and the cash received in the equity financing will be sufficient to meet our working capital requirements for the next twelve months. If our future revenues do not increase significantly to a level sufficient to cover our net losses, we will continue to need to raise additional funds to expand our operations. In addition, we may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. We may not be able to find financing on acceptable terms or at all.

Operating Activities

Operating activities used net cash of $1,320,685 for the year ended December 31, 2007, as compared to $1,781,847 of net cash used in operating activities for the year ended December 31, 2006. The net cash provided from operating activities was mainly attributable to increased billings in excess of cost and estimated earnings ($350,407) and deferred expenses ($240,000) and negatively influenced by increased other current assets of $393,932 and the increased net loss from $1,239,507 to $1,524,054.

Investing Activities

Net cash used in investing activities was $5,630,316 during the year ended December 31, 2007, as compared to ($17,443) provided in investing activities during the year ended December 31, 2006. The increase in investing activities is mostly due to investments for the construction of the manufacturing plant, Solar plant and advances on machinery.

We expect total capital expenditure of approximately CHF17,500,000 ($15,546,435) as we build our new manufacturing facility and purchase additional equipment.

Financing Activities

Net cash provided by financing activities was $4,554,347 for the year ended December 31, 2007, as compared to financing activities which provided cash of $8,011,229 for the year ended December 31, 2006.

The cash received in 2007 was mainly the result of proceeds of loans used for current operating expenses and building of the solar plant.

The cash received in 2006 was mostly due to proceeds from the issuance of common stock net of finder’s fees in the amount of $7,662,431 and a new bank loan ($399,280), less a repayment of a loan of $50,482.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

At December 31, 2007, we had an outstanding purchase order of EUR448,600 ($660,716, using the exchange rate of 0.67896 at December 31, 2007) for the future construction of a new machine to be used in the new manufacturing plant for solar modules production. A letter of credit in the amount of EUR224,300 ($330,358, using the exchange rate of 0.67896 at December 31, 2007) has been issued by SES Switzerland’s bank as an initial partial guarantee of payment. There were no charges by the bank to us for the letter of credit. We made an advance of EUR269,160 ($396,432) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our Swiss operations accounted for 100% of our sales in fiscal year 2007, and 100% of our sales in fiscal year 2006. In such periods, all of our international sales were denominated in Swiss Francs (CHF).

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our outstanding loan obligations and any possible construction loan. If the interest rate ultimately fixed by our bankers for the construction loan financing is higher than we currently anticipate this will increase the cash used for operating activities.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the Notes to our Consolidated Financial Statements included in this Form 10-KSB for the fiscal year ended December 31, 2007. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements. The Consolidated Financial Statements include the accounts of SES USA and its wholly owned subsidiary, SES Switzerland. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Foreign Currency Translation

The reporting currency of  SES USA is the U.S. dollar, whereas the wholly owned subsidiary’s functional currency is the Swiss Franc. The financial statements of the Company’s wholly owned subsidiary, SES Switzerland, are translated to U.S. dollar equivalents under the current method in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from intercompany receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

Cash Equivalents

We consider cash and all highly liquid securities with an original maturity of three months or less to be cash equivalents.

Receivables and Credit Policies

Our accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and our stability as it relates to our current customer base.  We recorded no bad debt expense during the years ended December 31, 2007 and 2006 for trade receivables.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 20 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Warranties

Since the commencement of our operations we have had no warranty claims. Our production has been low and components have been purchased from subcontractors for PV installations, all of which have their own warranties. Since we have not yet started producing our own PV cells and warranty claims can be thus exercised against our suppliers, we do not believe that discussion of warranties is a critical accounting policy, currently, but this may become so in the future.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collection is reasonably assured.

Revenues and profits from general management of construction-type contracts are recognized on the completed-contract method and therefore only when the project is completed. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. Costs in excess of amounts billed are classified as current assets under Work in Progress. Billings in excess of cost are classified under current liabilities as Prepayments. Any anticipated losses on contracts are charged to operations as soon as they are determinable. No unbilled revenue has been recognized so far.

For the fiscal years ended 2007 and 2006, we had no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at year end are expected to be collected during the current period.

ITEM 7. FINANCIAL STATEMENTS

The full text of our audited Consolidated Financial Statements for the years ended December 31, 2007, and December 31, 2006 begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 8A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2007. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed	Expiration of Current Term 2008
Jean-Christophe Hadorn	Chief Executive Officer and Director	52	September 27, 2006	2008

Sandrine Crisafulli	Chief Financial Officer and Chief Operating Officer	49	September 27, 2006	2008

Daniel Erné	Director	52	September 27, 2006	2008

Christiane Erné	Director	54	September 27, 2006	2008

Michael D. Noonan	Director	49	September 27, 2006	2008

Dr. John Veltheer	Director	42	November 7, 2005	2008

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

Christiane Erné, Director

Ms. Erné worked in public relations and then as hotel director for Societe d’Exploitation et Gestion Hoteliere from 1981 to 1984. Since 2001, Ms. Erné has been active in the development of renewable energies and associated technologies through Société d’Energie Solaire. Ms. Erné received a diploma in economics from the University of Geneva in 1974. Ms. Erné is married to Daniel Erné.

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

John Veltheer, Director

From 1999 to 2000, Dr. Veltheer was President and director of SUMmedia.com Inc., an Internet coupon provider company quoted on the OTC Bulletin Board. From 2002 to 2003, Dr. Veltheer was the President and a director of Rapidtron, Inc., a company quoted on the OTC Bulletin Board, a provider of Radio Frequency Smart access control and ticketing/membership systems. At Rapidtron, Inc., Dr. Veltheer was responsible for corporate finance and corporate governance. From 2003 to 2005, Dr. Veltheer was Vice-President, Business Development and later Chief Operating Officer and director of House of Brussels Chocolates, Inc., a company quoted on the OTC Bulletin Board, whose primary business was gourmet chocolate wholesaling. Since October 2005, Dr. Veltheer has served as the Chief Executive Officer, Secretary, Treasurer and a director of Vecten Corporation, a startup private equity fund. Dr. Veltheer has also served as the President and a director of Iridium Capital Inc. from 1999 to present, a private Canadian company that provides start-up consulting services; and the President and a director of Texada Ventures Inc. from September 2006 to present, a company quoted on the OTC Bulletin Board, whose primary business is mining. Dr. Veltheer received his B.Sc. (Honours) from Queen’s University in 1988 and his Ph.D. from the University of British Columbia in 1993.

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-B.

We believe that in the present situation, our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

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

Code of Ethics

We have adopted a code of ethics that is applicable to our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics can be found as an exhibit incorporated by reference to this Annual Report on Form 10-KSB as well as under the heading “Policy on Business Ethics for Directors, Officers and Employees” on our website at www.sessolar.com. We will supply to any person without charge, upon request and in the manner described under the heading “Stockholder Communications,” a copy of our code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

John Veltheer, a director of the Company, failed to file timely a report on Form 4 as required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2006. The Form 4 was subsequently filed on February 26, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to us for the years ended December 31, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Jean-Christophe Hadorn(3) Chief Executive Officer	2007 2006	— —	— —	— —	103,599 95,827	(1) (1)	103,599 95,827

Sandrine Crisafulli(2)(3) Chief Financial Officer and Chief Operating Officer	2007 2006	108,450 25,957	—	—	—	108,450 25,957

(1)
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

(2)
Ms. Crisafulli became our Chief Financial Officer and Chief Operating Officer on September 27, 2006. Pursuant to the terms of an employment agreement dated September 14, 2006, her annual salary is $108,450.

(3)
Ms. Crisafulli and Base Consulting are paid in Swiss Francs. The dollar figures for 2007 were calculated using the average exchange rate in effect for the fiscal year 2007 (CHF 1.19870). The dollar figures for 2006 were calculated using the exchange rate of CHF 1.25225 as per Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2006.

Stock Option Plan

We do not have a stock option plan in favor of any director, officer, consultant or employee.

Stock Options/Stock Awards

We have not granted any options or stock awards during our prior fiscal year, either before or after the reverse merger.

Director Compensation

Compensation of Directors During Fiscal Year 2007

Name and Principal Position	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jean-Christophe Hadorn	8,342	0	8,342
Daniel Erné	108,450	0	108,450

We did not pay fees or other cash compensation for services rendered by our directors during the fiscal year ended December 31, 2007 other than to Messrs. Hadorn and Erné. The amount paid to Mr. Hadorn was for services rendered in his capacity as a director of our subsidiary, SES Switzerland and is included in the $103,598 reported above. The amount paid to Mr. Erné was for services rendered pursuant to a consulting agreement as described below. We have no current plans to compensate our directors in their capacities as such in the future. We do reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings. The dollar figures for 2007 were calculated using the average exchange rate in effect for the fiscal year 2007 (CHF 1.19870).

Employment Agreements

SES Switzerland entered into an employment agreement with Sandrine Crisafulli dated September 14, 2006. Pursuant to the terms of the agreement, Ms. Crisafulli receives an annual salary of $108,450. The term of the agreement is five (5) years. If Ms. Crisafulli’s employment is terminated without cause, we are obligated to pay her an amount equal to two years’ salary for each completed three years of service.

SES Switzerland entered into a consulting agreement with Daniel Erné dated October 3, 2006. Mr. Erné receives an annual salary of $108,450 in consideration for management consulting services. Mr. Erné is the husband of Christiane Erné, the Company’s principal stockholder, and a director of the Company and SES Switzerland.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have an equity compensation plan.

Principal Stockholders

The following table sets forth certain information regarding our common stock beneficially owned as of March 25, 2008 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)
Christiane Erné c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	48,286,817	(2)	66.1%

Jean-Christophe Hadorn c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	2,414,341	(3)	3.30%

John Veltheer c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	52,000	(4)	*

Daniel Erné c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	Nil		Nil

Michael D. Noonan c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	Nil		Nil

Sandrine Crisafulli c/o 129 Route de Saint-Julien, Plan-les-Ouates Geneva, Switzerland	Nil		Nil

SG Private Banking (Suisse) S.A. Avenue de Rumine 20 Case Postale 220 Ch-1001 Lausanne Switzerland	6,779,167		9.28%

Directors and Executive Officers as a Group (6 persons)	48,338,817		66.1%

* less than 1%

(1)
Based on 73,081,168 shares of common stock issued and outstanding as of March 25, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)
Ms. Erné directly holds 43,458,135 shares and indirectly holds 2,414,341 shares transferred to Claudia Rey and 2,414,341 shares transferred to Jean-Christophe Hadorn pursuant to a voting trust agreement dated February 22, 2006. Pursuant to the terms of the voting trust agreement, Ms. Rey and Mr. Hadorn each agreed to vote their shares in accordance with Ms. Erné’s instructions. Ms. Erné also has a right of preemption with respect to the subject shares. Of the 43,458,135 shares held directly by Ms. Erné, 9,000,000 shares are held in escrow as security for repayment of a loan made by ScanE to SES Switzerland. The remaining 34,458,135 shares are held in escrow pursuant to the terms of a long term escrow agreement, as more fully described in the Certain Relationships and Related Transactions section. The 2,414,341 shares transferred to Claudia Rey that are indirectly held by Ms. Erné are also held in escrow in the same manner as the shares discussed in footnote (3).

(3)
As described in footnote (2), Mr. Hadorn’s 2,414,341 shares were transferred to him by Ms. Erné pursuant to a voting trust agreement dated February 22, 2006. Of these shares, 500,000 shares are held in escrow as security for repayment of a loan made by ScanE to SES Switzerland. The remaining 1,914,341 shares are held in escrow pursuant to the terms of a long term escrow, as more fully described in the Certain Relationships and Related Transactions section. All 2,414,341 shares are held indirectly by Ms. Erné pursuant to the voting trust agreement.

(4)	Includes 2,500 common shares held by Dr. Veltheer’s wife, Cristina Veltheer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as set forth below, there have been no material transactions, series of similar transactions or currently proposed transactions during 2006 or 2007, or subsequent thereto, to which the Company or its wholly-owned subsidiary was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at the year end for the last three completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

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

Canton Geneva Escrow Agreement

In connection with the closing of the share exchange agreement, we entered into the Canton Geneva Escrow Agreement dated September 15, 2006 with Christiane Erné, Jean-Christophe Hadorn, Claudia Rey, and ScanE. Pursuant to the terms of the Canton Geneva Escrow Agreement, the parties agreed to escrow 10,000,000 of the 48,286,817 shares of common stock issued to Christiane Erné (9,000,000 shares), Jean-Christophe Hadorn (500,000 shares) and Claudia Rey (500,000 shares) in connection with the merger in order to secure partial repayment of a loan dated November 3, 2003 by ScanE to SES Switzerland. See Management’s Discussion and Analysis. The 10,000,000 shares of common stock are to be delivered by the escrow agent as follows:

(a)	upon repayment of the loan to ScanE:

(i) if within two years from the closing of the share exchange agreement, to the escrow agent under the Long Term Escrow Agreement (as discussed below), or

(ii) if after two years from the closing of the share exchange agreement, to Christiane Erné, Jean-Christophe Hadorn and Claudia Rey; or

(b)	upon default of the loan, to ScanE.

As of the December 31, 2007, the loan remains outstanding and the 10,000,000 shares continue to be held in escrow.

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

(a)
into a subsequent escrow in accordance with the terms of the Long Term Escrow Agreement (as described below) if our Company receives financing of at least CHF 12 million on or before November 30, 2007; or

(b)	to us for immediate cancellation if we do not receive financing of at least CHF 12 million on or before November 30, 2007.

On September 18, 2007, we entered into a loan agreement with ScanE in the principal amount of $3.9 million (CHF 4.5 million). On November 13, 2007, we entered into an amended agreement with Banque Cantonal de Genève whereby our Construction Credit Agreement dated December 20, 2006 was increased from $4.1 million (CHF 4.8 million) to $7.6 million (CHF 8.5 million). As a result these recent financings, and in combination with our other available financing arrangements as discussed in the Liquidity section to Management’s Discussion and Analysis, the Company has obtained total financing in excess of the amount required to satisfy the Credit Line Escrow Agreement such that the 24,143,410 shares have been transferred from the Credit Line Escrow to the Long Term Escrow.

Long Term Escrow Agreement

In connection with the closing of the share exchange agreement, we also entered into the Long Term Escrow Agreement dated September 1, 2006 with Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey. Pursuant to the terms of the Long Term Escrow Agreement, we agreed to escrow all shares not otherwise escrowed pursuant to either the Credit Line Escrow Agreement or the Canton Geneva Escrow Agreement until the second anniversary of the closing of the share exchange agreement. As such, 38,286,817 of the shares of common stock (which amount includes the 24,143,410 shares previously escrowed pursuant to the Credit Line Escrow Agreement) issued to Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey in the merger are currently held in escrow until the second anniversary of the closing of the share exchange agreement.

Other Related Transactions

SES Switzerland entered into a consulting agreement with Flannel Management dated October 1, 2006. Flannel Management receives a monthly consulting fee of $16,685, calculated based on the exchange rate of CHF 1.19870 as in effect on December 31, 2007. The contract is for a guaranteed 10-year term and if earlier terminated, we must pay the consulting fee for the full term. Flannel Management’s consulting services are rendered by Philippe Crisafulli, the husband of Sandrine Crisafulli, our Chief Operating Officer and Chief Financial Officer. During the fiscal year ended December 31, 2007, we paid $200,217 (CHF 60,000 or $47,913 for 2006) to Flannel Management.

On December 20, 2006, SES Switzerland executed a construction loan with Christiane Erné, one of our directors and our majority stockholder, to enable SES Switzerland to commence construction of our new manufacturing facility in Geneva, Switzerland. The loan was in the amount of $2,205,090, carried an interest rate of 4.5% and had a two year term. The proceeds of the loan could only be utilized once construction had commenced (July 2007). On November 13, 2007, we increased our Construction Credit Agreement with Banque Cantonal de Genève from CHF 4.8 million to CHF 8.5 million. As a result of this increase, the construction loan with Ms. Erné, which had never been utilized, was no longer required and the parties mutually agreed to terminate the loan as of November 26, 2007.

In June 2003, Christiane Erné contracted with us for the purchase and installation of solar tiles on her private residence. The contract amount was approximately $189,000 at the exchange rate of $0.76669 for 1 CHF as of June 2, 2003. As of the fiscal years ended 2007 and 2006, the Company has a receivable from a related party in the amount of $84,938 and $78,386 respectively.

ITEM 13. EXHIBITS

Exhibits

Copies of the following documents are included as exhibits to this Annual Report on Form 10-KSB pursuant to Item 601 of Regulation S-B:

Exhibit Number	Description
2.1
Share Exchange Agreement dated August 31, 2006, among our company, Société d’Energie Solaire and the shareholders of Société d’Energie Solaire (incorporated by reference from our Form 8-K filed on September 1, 2006)

3.1	Articles of Incorporation (incorporated by reference from our Schedule 14C filed on March 11, 2004)

3.2	Bylaws (incorporated by reference from Schedule 14C filed on March 11, 2004)

3.3	Certificate of Ownership (incorporated by reference from our Form 8-K filed on June 21, 2006)

Exhibit Number	Description
3.4	Certificate of Ownership (incorporated by reference from our Form 8-K filed on August 25, 2006)

10.1
Canton Geneva Escrow Agreement dated September 15, 2006, among SES Solar Inc., Christiane Erné, Jean-Christophe Hadorn, Claudia Rey, Service Cantonal De L’Energie and Clark Wilson LLP (incorporated by reference from our Form 8-K filed on October 4, 2006)

10.2
Credit Line Escrow Agreement dated September 1, 2006, among SES Solar Inc., Christiane Erné, Jean- Christophe Hadorn, Claudia Rey and Clark Wilson LLP (incorporated by reference from our Form 8-K filed on October 4, 2006)

10.3	Amendment to Credit Line Escrow Agreement dated November 30, 2006, among SES Solar Inc., Christiane Erné, Jean- Christophe Hadorn, Claudia Rey and Clark Wilson LLP

10.4
Long-Term Escrow Agreement dated September 1, 2006, among SES Solar Inc., Christiane Erné, Jean- Christophe Hadorn, Claudia Rey and Clark Wilson LLP (incorporated by reference from our Form 8-K filed on October 4, 2006)

10.5	Employment Agreement dated September 14, 2006 between Société d’Energie Solaire S.A. and Sandrine Crisafulli (incorporated by reference from our Form 8-K filed on October 4, 2006)

10.6	Credit Line Agreement dated April 7, 2004 and April 10, 2004 between SES Société d’Energie Solaire S.A. and UBS SA (incorporated by reference from our Form 8-K/A filed on November 16, 2006)

10.7	Consulting Agreement dated January 16, 2005 between Jean-Christophe Hadorn and SES Société d’Energie Solaire S.A. (incorporated by reference from our Form 8-K/A filed on November 16, 2006)

10.8
Consultancy Agreement dated October 3, 2006, as amended February 16, 2007, between Daniel Erné and SES Société d’Energie Solaire S.A. (incorporated by reference from our registration statement Form SB-2 filed on November 9, 2007)

10.9	Convention (Voting Trust Agreement) dated September 12, 2005 between Christiane Erné and Claudia Rey (incorporated by reference from our Form 8-K/A filed on November 16, 2006)

10.10	Convention (Voting Trust Agreement) dated February 22, 2006 between Christiane Erné and Jean-Christophe Hadorn (incorporated by reference from our Form 8-K/A filed on November 16, 2006)

10.11	Assignment of Rights Agreement dated August 31, 2006 between SES Société d’Energie Solaire S.A. and Jean-Christophe Hadorn (incorporated by reference from our Form 8-K/A filed on November 16, 2006)

10.12	Assignment of Rights Agreement dated August 31, 2006 between SES Société d’Energie Solaire S.A. and Olivier Ouzilou (incorporated by reference from our Form 8-K/A filed on November 16, 2006)

10.13	Assignment of Rights Agreement dated August 31, 2006 between SES Société d’Energie Solaire S.A. and Sandrine Crisafulli (incorporated by reference from our Form 8-K/A filed on November 16, 2006)

10.14	Construction Loan dated November 30, 2006 between SES Société d’Energie Solaire S.A. Christiane Erné (incorporated by reference from our Annual Report on Form 10-KSB filed on May 16, 2007)

Exhibit Number	Description
10.15
Assignment of Rights Agreement dated September 15, 2006 between SES Société d’Energie Solaire S.A. and Sylvere Leu (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006)

10.16
Loan Agreement dated September 18, 2007 between SES Société d’Energie Solaire S.A. and Etat de Geneve, Department of Territory (DT), Cantonal Energy Service (ScanE) (incorporated by reference from our Quarterly Report on Form 10-QSB filed on October 23, 2007)

10.17
Amended Credit Line Agreement dated September 2007 between SES Société d’Energie Solaire S.A. and UBS SA (incorporated by reference from our registration statement on Form SB-2 filed on December 21, 2007)

10.17.1*	Amended Credit Line Agreement dated January 31, 2008 between SES Société d’Energie Solaire S.A. and UBS SA

10.18
Construction Credit Agreement dated December 20, 2006, as amended November 13, 2007, between SES Société d’Energie Solaire S.A. and Banque Cantonale de Genève (incorporated by reference from our Current Report on Form 8-K filed on November 16, 2007)

10.19
Form of Share Purchase Warrants and Warrant Agreement between SES Solar Inc. and Lansing Securities Corp. (incorporated by reference from our registration statement on Form SB-2 filed on December 21, 2007)

10.20	Finder’s Fee Agreement dated August 31, 2006 between SES Solar Inc. and Standard Atlantic (Suisse) S.A. (incorporated by reference from our Current Report on Form 8-K filed on October 4, 2006)

10.21*	Consulting Agreement dated October 1, 2006 between SES Société d’Energie Solaire S.A. and Flannel Management Sàrl

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on March 31, 2005)

21	Subsidiaries of SES Solar Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on May 16, 2007)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants BDO Visura for the audits of our financial statements included in Form 8-K/A and 10-QSB and for the financial statements included in our Annual Report on Form 10-KSB as well as services related to responding to SEC comment letters on our Form 8-K/A and 10-QSB were approximately $207,939 (CHF249,233) for the year ended December 31, 2007 and $91,621 (CHF114,800) for the year ended December 31, 2006. BDO Visura did not perform any audit work for 2005 before the reverse merger in 2006.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our principal accountants, BDO Visura, that are reasonably related to the performance of the audit and review of the Company’s financial statements were $0 and $0 for 2006 and 2007, respectively.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning and other products and services by our principal accountants, BDO Visura, were $0 and $0 for 2006 and 2007, respectively.

All Other Fees

BDO Visura not rendered any professional services other than those covered in the Sections captioned “Audit Fees”, “Audit-Related Fees” and “Tax Fees” for the Company’s 2007 and 2006 fiscal years, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Company does not have an Audit Committee. The Board of Directors approves all audit, audit-related and permissible non-audit services provided by the independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SES SOLAR INC.

Date: March 26, 2008	By:	/s/ Jean-Christophe Hadorn
Jean-Christophe Hadorn Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jean-Christophe Hadorn
Jean-Christophe Hadorn	Chief Executive Officer and	March 26, 2008
Director (Principal Executive Officer)

/s/ Sandrine Crisafulli
Sandrine Crisafulli	Chief Financial Officer	March 26, 2008
(Principal Accounting Officer)

/s/ John Veltheer
John Veltheer	Director	March 26, 2008

/s/ Christiane Erné
Christiane Erné	Director	March 26, 2008

/s/ Daniel Erné
Daniel Erné	Director	March 26, 2008

/s/ Michael D. Noonan
Michael D. Noonan	Director	March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SES Solar Inc.

We have audited the accompanying consolidated balance sheets of SES Solar Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive losses, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SES Solar Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Zurich, March 26, 2008

BDO Visura

/s/ Andreas Wyss	/s/ Christian Feller
Andreas Wyss Auditor in Charge Swiss Certified Accountant / CPA	Christian Feller Swiss Certified Accountant

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(in $, except per share amounts)

		December 31st 2007	December 31st 2006
ASSETS (in $)
Current Assets:
Cash and cash equivalents	6	3,429,033	6,016,666
Receivables, net of allowance for doubtful accounts of $ 0 for the years ended 2007 and 2006.	7	47,356	10,386
Due from related party	20	84,938	78,386
Inventory	8	271,794	237,275
Other current assets		639,763	203,280
Total current assets		4,472,884	6,545,993

Long-Term Assets:
Deferred Expense	14	180,000	420,000
Advance payments for machinery		396,432	0
Total other long-term assets		576,432	420,000
Property and Equipment, at cost,		437,493	376,837
Solar plant		3,785,521	0
Building construction		5,398,153	219,619
Less accumulated depreciation and amortization		(339,014)	(254,779)

Total fixed assets	9	9,282,153	341,677

Total long-term assets		9,858,585	761,677

Total Assets		14,331,469	7,307,670

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	10	6,147,728	409,920
Accounts payable		3,711,775	329,323
Billings in excess of cost and estimated earnings	11	507,044	123,573
Total current liabilities		10,366,547	862,816
Long-Term Liabilities:
Loan payable	10	0	794,810
Construction loan	10	7,563	0
Total long-term liabilities		7,563	794,810

Stockholders’ Equity:	14
Common stock, $0.001 par value;		73,081	73,081
100,000,000 shares authorized;
73,081,168 shares issued and outstanding;
Additional paid in Capital		8,050,093	8,050,093
Accumulated other comprehensive income (loss)
Translation Adjustment		(395,447)	(226,816)
Year end Accumulated Deficit		(3,770,368)	(2,246,314)
Total stockholders’ equity (deficit)		3,957,359	5,650,044

Total Liabilities and Stockholders’ Equity		14,331,469	7,307,670

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

		Year Ended December 31, 2007	Year Ended December 31, 2006
Revenue:
Revenue	5, 7	1,344,794	129,275
Cost of goods sold (exclusive of depreciation shown separately below)		(1,104,119)	(95,333)

Costs and Expenses:
Personnel		366,553	184,710
Rent and Leases Expenses	12	135,453	138,163
Research and Development		426,814	151,246
Other G+A		1,141’046	772,149
Depreciation and amortization		59,104	45,090
Total costs and expenses		2,128,970	1,291,358

Other Income and Expense:
Interest expense		(116,212)	(56,757)
Interest income and other	16	177,650	19,384
Foreign Exchange Gain		302,803	55,281
Total Other Income		364,241	17,908

Loss before taxes		(1,524,054)	(1,239,507)
Income taxes	17	0	0
Net Loss		(1,524,054)	(1,239,507)
Other Comprehensive Loss/Income:		0	0
Translation adjustment		(168,631)	(309,709)
Comprehensive loss		(1,692,685)	(1,549,216)

Basic and diluted Weighted Average Shares		55,835,875	30,294,665

Basic and diluted Net Loss Per Share		(0.027)	(0.041)

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(in $, except per share amounts)

	Common Stock					Accumulated Other Comprehensive Income
	Shares		Amount	Paid-in Capital	Retained Earnings	Translation Adjustment	Total Shareholders’ Equity

Balance at January 01, 2006	48,286,817		48,287	373,387	(1,006,807)	82,893	(502,240)
Net Loss	0		0	0	(1,239,507)	0	(1,239,507)
Translation Adjustment	0		0	0	0	(309,709)	(309,709)
Shares issued in an offering	5,050,000	b	5,050	1,001,314		0	1,006,364
Shares issued in an offering	4,976,350	c	4,976	3,558,091	0	0	3,563,067
Shares Acquired in the Public shell (Note 14)	10,668,000		10,668	28,401	0	0	39,069
Shares issued in an offering	4,100,001	d	4,100	3,316,900	0	0	3,321,000
Finder’s Fee		b		(228,000)			(228,000)
Net shares activity	24,794,351		24,794	7,676,706	0	0	7,701,500
Balance at December 31, 2006	73,081,168		73,081	8,050,093	(2,246,314)	(226,816)	5,650,044
Net Loss	0		0	0	(1,524,054)	0	(1,524,054)
Translation Adjustment	0		0	0	0	(168,631)	(168,631)
Balance at December 31, 2007	73,081,168		73,081	8,050,093	(3,770,368)	(395,447)	3,957,359

a The number of shares has been retroactively restated to show the correct par value of shares.

b On May 30, 2006, SES USA issued 5,050,000 shares to 3 off-shore investors at an issue price of $0.20 per share for total proceeds of $1,010,000, less a finders fees of $3,636. The issuance of the common shares was made in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 in an offshore transaction to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933). In connection with the reverse acquisition the Company paid a commission of $228,000 to the outside consultant who found the Public shell and arranged this transaction (finder’s fee). This share issuance was contingent upon consummation of the reverse acquisition.

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

d On November 22, 2006, SES USA issued an aggregate of 4,100,001 common shares to three (3) investors at a price of $0.90 per share for gross proceeds of $3,690,000, less finder’s fees of $369,001 pursuant to private placement subscription agreements. The shares were issued in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 by issuing the shares to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction.

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	YEARS ENDED
	December 31st 2007	December 31st 2006
Cash Flows from Operating Activities:
Net loss	(1,524,054)	(1,239,507)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	59,104	45,091
Changes in operating assets and liabilities:	0	0
(Increase) decrease in:
Receivables, including Due from Related Party	(33,902)	223,500
Inventory	(13,791)	0
Other current assets	(393,932)	(185,405)
Deferred Expenses	240,000	(420,000)
Increase (decrease) in:
Accounts payable and accrued expenses	(4,517)	(213,294)
Billings in excess of cost and estimated earnings	350,407	7,768
Net cash provided/used in operating activities	(1,320,685)	(1,781,847)
Cash Flows from Investing Activities:
Property, plants and equipment	(5,260,502)	(146,791)
Advance payments for machinery	(369,814)	0
Net cash Acquired in a reverse Acquisition	0	164,234
Net cash provided/used in investing activities	(5,630,316)	17,443

Cash Flows from Financing Activities:
Repayment/Proceed of loans	3,344,062	(50,482)
Bank loan	1,210,285	399,280
Proceeds from the issuance of common stock, net of finders fees	0	7,662,431
Net cash provided by financing activities	4,554,347	8,011,229
Increase (decrease) in cash and cash equivalents	(2,396,654)	6,246,825
Effect of exchange rate changes on cash	(190,979)	(265,329)
Cash and cash equivalents, beginning of year	6,016,666	35,170
Cash and cash equivalents, end of year	3,429,033	6,016,666
Supplemental Cash Flow Information (21):
Cash paid for interest	116,212	56,757
Supplemental disclosure of non-cash operating and investing activities (21):
Non cash transaction, Property, plants and equipment in accounts payable	3,167,499	0

See accompanying summary of accounting policies and the notes to the financial statements.

1. Organization and Nature of Operations

Organization - SES SOLAR INC., (the “Company”, “SES USA”, “our”, “we” and “us”) is the result of a reverse acquisition accomplished on September 27, 2006 between SES USA, a Delaware company, which had no operations and net assets of $39,069, and Société d’Energie Solaire SA (“SES Switzerland”), a Swiss company. SES USA acquired all of the outstanding shares of SES Switzerland. For accounting purposes, the acquisition has been treated as a recapitalization of SES Switzerland with SES Switzerland as the acquirer (reverse acquisition). SES Switzerland acquired 10,668,000 of SES USA in the transaction. The historical financial statements prior to September 27 are those of SES Switzerland. The reverse acquisition resulted in a change of control of SES USA, with the former stockholders of SES Switzerland owning approximately 70% of SES USA and SES Switzerland becoming SES USA’s wholly owned subsidiary.

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

In connection with the reverse acquisition accomplished on September 27, 2006, the Company entered into the Credit Line Escrow Agreement dated September 1, 2006, as amended October 27, 2006 and November 30, 2006, with Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey. Pursuant to the terms of the Credit Line Escrow Agreement, the parties agreed to escrow 24,143,410 of the 48,286,817 shares of common stock issued in the merger to Christiane Erné (21,729,068 shares), Jean-Christophe Hadorn (1,207,171 shares) and Claudia Rey (1,207,171 shares). The 24,143,410 shares of common stock are to be delivered from escrow as follows:

(a)
into a subsequent escrow in accordance with the terms of the Long Term Escrow Agreement (as described below) if the Company receives financing of at least $10,660,412 (CHF 12 million) on or before November 30, 2007; or

(b)	to the Company for immediate cancellation if it do not receive financing of at least $10,660,412 (CHF 12 million) on or before November 30, 2007.

On September 18, 2007, we entered into a loan agreement with the Geneva (Switzerland) State Department of Energy (“ScanE”) in the principal amount of $3.9 million (CHF 4.5 million). On November 13, 2007, the Company entered into an amended agreement with Banque Cantonal de Genève whereby our Construction Credit Agreement dated December 20, 2006 was increased from $4.3 million (CHF 4.8 million) to $7.6 million (CHF 8.5 million). As a result these recent financings, and in combination with its other available financing arrangements as discussed in the Liquidity section to Management’s Discussion and Analysis, the Company obtained total financing in excess of the amount required to satisfy the Credit Line Escrow Agreement such that the 24,143,410 shares have been transferred from the Credit Line Escrow to the Long Term Escrow.

SES USA engaged in a second round of financing on November 7, 2006 pursuant to which SES USA issued 4,100,001 shares to third parties resulting in a further dilution of the historical and former shareholders of SES Switzerland to approximately 66%.

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

SES USA does not believe that it can achieve profitability until development; implementation and commercialization of new products manufactured through the new assembling process are operational.

3. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SES Switzerland. All significant inter-company accounts and transactions have been eliminated in the consolidation.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of the Company.  Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from such estimates.

Foreign Currency Translation—The currency of SES USA is the U.S. dollar whereas the wholly owned subsidiary’s functional currency is the Swiss Franc. The financial statements of the Company’s wholly owned subsidiary, SES Switzerland, are translated to U.S. dollar equivalents under the current method in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from intercompany receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

The exchange rates used for translating the financial statements are listed below:

Average Rates	2007	2006
	CHF	CHF
	$1.19870	1.25225

Balance Sheet year-end rates	2007	2006
	CHF	CHF
	$1.12566	1.21975

Cash Equivalents—The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Receivables and Credit Policies— The Company’s accounts receivables primarily consists of trade receivables. Management reviews accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its current customer base. Receivables consist of revenues billed to customers upon achievement of contractual obligations. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2007 is adequate.

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

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed using straight-line method over estimated useful lives of 3 to 20 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

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

For the years ended 2007 and 2006, the Company has no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at year end are expected to be collected in 2008.

Income Taxes—The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company’s tax basis for assets and liabilities is identical for the financial statements and tax reporting. Accordingly, the only deferred tax position is the benefit with respect to the net operating loss. The Company records a valuation allowance to reduce the deferred tax asset to the amount that is estimated to be more likely than not to be realized.

Comprehensive Income - The Company accounts for comprehensive income according to Statement of Financial Accounting Standards (SFAS) No. 130 “Reporting Comprehensive Income”. Effective for fiscal years beginning after December 15, 1997, FAS 130 states that comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity such as foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Loss Per Share—Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic earnings per share does not include the effects of potentially dilutive stock options and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options’ exercise price is lower than the Company’s average share price for the period. As per an agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company is required to obtain additional financing in the amount of CHF12,000,000 ($10,660,412) no later than November 30, 2007 to build a manufacturing plant in Plan-les-Ouates. Otherwise, 24,143,410 escrowed shares will be cancelled. As of September 18, 2007, the Company entered into a loan agreement with the Geneva (Switzerland) State Department of Energy (“ScanE”) in the principal amount of $3.9 million (CHF 4.5 million). On November 13, 2007, the Company entered into an amended agreement with Banque Cantonal de Genève whereby its Construction Credit Agreement dated December 20, 2006 was increased from $4.1 million (CHF 4.8 million) to $7.6 million (CHF 8.5 million). As a result these recent financings, and in combination with its other available financing arrangements, the Company obtained total financing in excess of the amount required to satisfy the Credit Line Escrow Agreement such that the 24,143,410 shares have been transferred from the Credit Line Escrow to the Long Term Escrow (see notes 14). The escrowed shares are included in earnings per share once conditions were met (September 18, 2007).

Stock options of 43,110 were granted to a non-employee, Hogan & Hartson LLP, and outstanding as of June 18, 2007 and are not included in the Earnings per Share. The grant of options was cancelled by mutual agreement on July 18, 2007 without any options being exercised.

	2007	2006
Basic Weighted average shares outstanding	55,835,875	30,294,665
Diluted weighted average shares outstanding	55,835,875	30,294,665

Note: Due to the net loss, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. The number of shares of common stock listed as beneficially owned by one selling stockholder includes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the December 31, 2007 balance sheet date, the warrants were not yet exercised. Also, they are not included in the computation of diluted loss per share because their effect was anti-dilutive.

Long-Lived Assets - Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

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

4. Impact of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax-return positions in financial statements. The provisions of FIN 48 were effective for the Company as of January 1, 2007 and required application of FIN 48 to all existing tax positions upon initial adoption. The adoption of the standard had no effect on the Company’s financial condition or results of operation.

The Company has no unrecognized tax benefits as of January 1, 2007 and December 31, 2007. The federal and cantonal tax authorities in Switzerland have assessed that the Company has no income taxes based on the returns that the Company has filed up to and including fiscal year 2006. These assessments are final. Furthermore, the Company does not expect any changes to the tax returns that were filed for the fiscal year 2006 since the Company has generated net losses.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

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

In December 2007, the FASB issued SFAS No. 160,”Noncontrolling Interests in Consolidated Financial Statements” (an Amendment of ARB 51). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160.

5. Sales Contracts under Completed-Contract Method (CCM)

SES Switzerland enters into contracts for installation of solar cell panels with public or private building owners. The timeframe between the contract’s signature and the connection to the electrical network (grid), being the due date for the contract’s completion, can vary between 6 months and 2 years. SES Switzerland recognizes revenues under the Completed Contract Method (CCM), based on contractual obligations and deliveries. Until completion of the contract, advances from customers and advances to suppliers are recorded separately in the balance sheet.

All sales recognized during the years 2007 and 2006 are project revenues.

6. Cash and Cash Equivalents

	$ (held in CHF)	$ (held in $)	$ (held in EUR)	$ TOTAL 2007	$ TOTAL 2006
Cash on hand	179,046	9,463	85,525	274,033	272,146
Short-term Investments	-	3,155,000	-	3,155,000	5,744,520
Cash and Cash Equivalents	179,046	3,164,463	85,525	3,429,033	6,016,666

Cash and cash equivalents are available to the Company, and there is no restriction or limitation on withdrawal or use of these funds. The Company’s cash equivalents are placed with highly credit rated financial institutions. The carrying amount of these assets approximates their fair value.

7. Accounts Receivable and Significant Customers

At December 31, 2007 and 2006, the Company’s accounts receivable balances were $47,356 and $10,386, respectively. Significant customers are summarized below:

	Receivables
	2007	2006
	$	$
A	11,255	10,386
F	15,771	0
G	20,330	0

Total Accounts Receivable	47,356	10,386

Revenues for 2007 and 2006 were $1,344,794 and $129,275, respectively. Significant customers are summarized below:

	Revenues
	2007	2006
	$	$
A	0	61,508
B	0	50,309
D	1,192,964	0
E	52,023	0
F	89,263	0
Others	10,544	17,458

Total Revenues	1,344,794	129,275

8. Inventory

Inventory is summarized as follows:

	2007	2006
	$	$
Raw Materials and Others	97,159	89,665
Finished Goods	174,635	147,610
Total Inventory	271,794	237,275

9. Property and Equipment

Property and equipment is summarized as follows:

	2007	2006
	$	$
Machinery and equipment	360,887	333,048
Office furniture and equipment	76,606	43,789
Equipment	437,493	376,837
Solar plant	3,785,521	0
Building construction	5,398,153	219,619
Property and equipment	9,621,167	596,456
Less accumulated depreciation and amortization	(339,014)	(254,779)
Property and equipment, net	9,282,153	341,677

Depreciation and amortization expense of property and equipment for the years ended December 31, 2007 and 2006 was $59,104 and $45,090, respectively. The company has defined the following useful lives for fixed assets: Machinery and equipment: 8 years, Office furniture and equipment: 3 (IT equipment) to 5 years (office furniture) Solar plant : 20 years.

10. Borrowings Under Revolving Credit Facility, Short and Long-Term Loan

Short-Term Loan	2007	2006

State Department of Energy Geneva (Switzerland)	861,248	409,920
State Department of Energy Geneva (Switzerland)	3,997,665
UBS	1,288,815
	6,147,728	409,920

Long-Term Loan	2007	2006

Banque Cantonale de Genève	7,563
State Department of Energy Geneva (Switzerland)		794,810
	7,563	794,810

On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy of up to CHF1,000,000 ($888,370). SES Switzerland used CHF969,470 ($861,248) as at December 31, 2007, and CHF969,470 ($794,810, Long-Term) as at December 31, 2006. The loan is to be repaid on March 31, 2008. The loan bears interest at a rate of 4% p.a. The stockholders, Christiane Erné, Jean-Christophe Hadorn and Claudia Rey, have pledged 10,000,000 issued shares of the Company as a guarantee for the loan. At the moment, the Company does not have any plans to repay the loan before its due date.

SES Switzerland was also granted a loan by the Geneva (Switzerland) State Department of Energy (“ScanE”) in the amount of CHF500,000 ($444,184) on January 21, 2004 with the funds to be available contingent upon SES Switzerland’s meeting certain conditions precedent, which were fulfilled by March 22, 2006. The loan has a term of 18 months and carried an interest rate of 5% p.a. with repayment due on September 21, 2007. On August 28, 2007, CHF500,000 ($444,184) in principal and CHF37,500 ($31,284) of interest were reimbursed.

A new six month credit facility of CHF4,500,000 ($3,997,665) was signed on September 18, 2007 with ScanE. The loan bears interest at 5%. The proceeds were received on October 1, 2007 and will be reimbursed on March 17, 2008. This loan is secured by certain photovoltaic modules purchased by the Company for installation on the roof of the new manufacturing facility as well as by the 10,000,000 shares currently held in escrow.

SES Switzerland also has a revolving credit line with UBS which was increased from CHF100,000 ($88,837) to CHF2,000,000 ($1,776,735) as of September 4, 2007, used mainly to cover short-term cash needs. The credit line is secured by the short term deposits in US dollars with UBS, amounting to $3,155,000 as at December 31, 2007 and has not an expiration date. The credit line bears interest at the rate of 5%. The credit line can be cancelled by either party at any time. The credit facility was used for CHF1,450,764 ($1,288,815) as at December 31, 2007 (0 as at December 31, 2006). As of January 31, 2008, the credit line has been increased to CHF3,000,000 ($2,631,579) and the interest rate has been reduced to 4.75%.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève dated December 20, 2006 in the amount of $4,264,165 (CHF 4.8 million), which is intended for financing the construction of our new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF 4.8 million to CHF 8.5 million ($7,551,126). The amended agreement must be drawn down before the later of completion of the construction or December 11, 2008. As of December 31, 2007, we used $7,563 (CHF8,513) of the credit line as at December 31, 2007 ($0 as at December 31, 2006). The loan bears interest at a rate of 3.5% and is secured by a second lien exclusive mortgage certificate of CHF 9,000,000 ($7,995,309) on the facility.

On December 20, 2006, SES Switzerland signed a construction loan with Ms. Christine Erné, the Company’s principal stockholder, to enable SES Switzerland to commence construction of the new manufacturing facility near Geneva, Switzerland during 2007. The construction loan is in the amount of CHF2,700,000 ($2,398,593). The Company will pay interest at the rate of 4.5% p.a. on used funds. The term of the loan is two years. The funds were to be disbursed as soon as construction has begun; however another credit source has been used instead and the loan facility has been cancelled as at November 26, 2007.

11. Billings in Excess of Cost and Estimated Earnings

Billings in Excess of Cost and Estimated Earnings	2007	2006

Prepayments to suppliers	43,234	448,521
Work in progress	367,960	159,939
Prepayments from customers	(918,238)	(732,033)
	(507,044)	(123,573)

12. Commitments and Contingencies:

Operating Leases - lease expenses for the years ended December 31, 2007 and 2006 were $135,453 and $138,163, respectively.

The following table presents future minimum lease commitments (concerning the lease of a vehicle) under operating leases at December 31, 2007

Operating Leases
2008	14,891
2009	12,501
Thereafter	-
Total	27,392

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is $43,467 (CHF52,104) per year. The initial lease term ended on February 28, 2008. The lease has been renewed with the same conditions for the next 12 months.

SES Switzerland also leases a 1,654 square meter industrial facility in Härkingen, Switzerland. The monthly fixed rent is CHF7,232 (approximately $6,033). The lease has no specific termination date. The lease may be cancelled with six months notice at the end of the month, except for December, which requires an additional month notice.

On May 27, 2005, we received authorization from the State of Geneva to build a manufacturing facility on other property in Plan-les-Ouates, Switzerland and we received a lease for the land in February 2007. The lease for use of the land is for 60 years commencing on July 1, 2006.

The following are the lease commitments.

Use of Land
2008	60,120
2009	60,120
2010	60,120
2011	60,120
2012	60,120
Thereafter	3,216,400
Total	3,517,000

SES Switzerland has no non-cancellable operating leases.

Employment Agreements—As at year end, SES Switzerland employed 3 employees and 2 executive officers. The terms of employment are supplemented by Swiss Commercial Law which requires in case of termination of the contract, a minimum of one month’s paid notice the first year, 2 months paid notice the second year and 3 month’s paid notice of termination thereafter. Mrs. Crisafulli and Mr. Erné have written employment agreements.

Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($16,685) (using exchange rate set forth in Note 3 to the Consolidated Financial Statements hereto). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the remainder of the term. One of Flannel Management sarl’s consultants is Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Financial Officer of SES USA and SES Switzerland.

During the year 2007, Jean-Christophe Hadorn, the CEO, and a stockholder of the Company, invoiced CHF124,182 ($103,598) to SES Switzerland as a consultant, of which CHF22,159 ($18,486) was outstanding at year-end.

Litigation—The Company is from time to time subject to routine litigation incidental to its business. There are no such litigation currently pending.

Capital Commitments—At December 31, 2007, the Company has an outstanding purchase order of EUR448,600 ($660,716) for the future construction of a new machine to be used in the new plant for solar modules production. A letter of credit in the amount of EUR224,300 ($330,358) has been issued by SES Switzerland’s bank as a partial guarantee of payment. There were no charges to the Company by the bank for the letter of credit. The Company has made an advance of EUR269,160 ($396,432) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

13. Business Segments

All of the Company’s operations are conducted through its wholly owned subsidiary SES Switzerland, and are limited to the assembly and installation of photovoltaic panels in Switzerland, which is the only business segment of the Company.

14. Stockholders’ Equity:

Common Stock— The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and outstanding.

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

On November 22, 2006 the Company issued 4,100,000 shares at $0.90 for gross proceeds of $3,690,000, less finder’s fees of $369,001 pursuant to private placement subscription agreements.

On November 22, 2006, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.90 per share (the “Warrant Shares”). The Warrants expire four (4) years after the date of issuance.

During the year ended December 31, 2007, no stock purchase warrants were exercised.

Warrant transactions consisted of the following during the year ended December 31, 2007:

	Exercisable
	Warrants	Strike Price
Warrants Outstanding As of December 31, 2006	0	$0
Warrants granted as consideration for agent’s fee	1,500,000	$0.90
Exercise of warrants	0	0
Warrants Outstanding As of December 31, 2007	1,500,000	$0.90

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2010	1,500,000	$0.90
	1,500,000

The Company granted registration rights to the finder (Lansing Securities) including the right to include all or any part of the Warrant Shares (the “Registrable Securities”) in the next registration statement and subsequent registration statements that the Company files with the SEC from time to time (the “Registration Statement”) (other than a registration statement on Form S-8 or Form S-4) until all of the Registrable Securities have been duly registered.

On August 31, 2006, SES USA entered into an agreement with Standard Atlantic to advise SES USA and its stockholders in connection with the purchase of all of the shares of SES Switzerland.

Pursuant to the terms of a Finder’s Agreement between SES USA and Standard Financial (the “Finder’s Agreement”) the parties agreed to a finder’s fee of $228,000 if a transaction were consummated. The Finder’s Agreement also provided that Standard Atlantic would continue to provide consulting services to the Company for a period of 24 months regarding investor relations matters for a monthly fee of $20,000. The two-year consulting fee was due and was paid to Standard Financial at closing. The Company recorded the total amount as of December 31, 2007, as deferred expense and amortizes the amount over the 24 months of the consulting agreement.

As per the terms of the Credit Line Escrow Agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company was required to obtain additional financing in the amount of CHF12,000,000 before November 30, 2007 to build the manufacturing plant in Plan-les-Ouates. Otherwise, 24,143,410 shares of common stock escrowed by Christiane Ernè, Jean-Christophe Hadorn and Claudia Rey will be cancelled. If the Company receives the necessary financing, the escrowed shares are to be delivered to a subsequent escrow pursuant to the Long Term Escrow Agreement dated September 1, 2006. The shares of common stock of the Company held in escrow pursuant to the terms of the Long-Term Escrow Agreement are to be delivered from escrow by the escrow agent on the second anniversary of the closing of the share exchange agreement. As of September 18, 2007, the Company did obtain the necessary financing to satisfy the Credit Line Escrow Agreement, thus the shares were transferred into the Long Term Escrow and are included in earnings per share.

15. Employee Benefit Plans:

SES Switzerland’s employees are enrolled in a mandatory group pension plan with Bâloise Assurances. The pension plan is a defined contribution plan, and payments to the plan are made in equal parts by the employee (through withholding) and the employer. Contributions are based on the age of the employee and vary between 8% and 16%. Total amounts paid by the employer for 2007 were $8,137.

16. Interest Income and other:

Interest income for the year ended December 31, 2007 was $177,650 as compared to $19,384 for the year ended December 31, 2006. The interest income earned in the year ended December 31, 2007, was received from increase time deposits originated by additional funding received during the second semester of 2006.

17. Income Taxes:

The Company’s tax basis for assets and liabilities is identical for the financial statements and tax reporting. Accordingly, the only deferred tax portion is the benefit with respect to the net operating loss. The Company records a valuation allowance to reduce the deferred tax asset to the amount that is estimated to be more likely than not to be realized.

	December 31, 2007	December 31, 2006
	$	$
Deferred tax assets:
Net operating loss carry-forward	987,836	588,759
Less: valuation allowance	(987,836)	(588,759)
Net deferred tax assets	-	-

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $987,836 as of December 31, 2007 and $588,759 as of December 31, 2006.

The components of loss before income tax benefit are as follows:

	For the Years Ended December 31,
	2007	2006
	$	$
United States	0	0
Switzerland	(1,524,054)	(1,239,507)
	(1,524,054)	(1,239,507)

As of December 31, 2007, we have net operating loss carryforwards for Swiss tax purposes of $3,770,368, expiring at various times from years ending 2010 to 2013.

2007
$
2010	(501,396)
2011	(505,411)
2012	(1,239,507)
2013	(1,524,054)
Total tax-deductible loss carry forward	(3,770,368)

The deferred tax asset is realizable as we anticipate sufficient taxable income in future years to realize the tax benefit with respect to the net operating loss.

The adoption of FIN 48, Accounting for Uncertainty in Income Taxes, has had no impact on the reported carryforwards at December 31, 2007.

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years Ended December 31,
	2007	2006
	$	$
Income tax benefit at federal statutory rate	(518,178)	(421,432)
Foreign tax rate differential	119,101	96,558
Increase in valuation reserve	399,077	324,875
	-	-

18. Concentration of Risk

SES Switzerland is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of photovoltaic cells and panel components. For fiscal years 2007 and 2006, products purchased from SES Switzerland’s top three suppliers accounted for 90% and 94% of total revenues, respectively. The Company is dependent on its ability to provide installations on a timely basis and on favorable pricing terms. Although SES Switzerland tries to diversify its sources of supplies, its technology needs certain types of solar cells and the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships could have a strong material adverse effect on the Company.

The Company’s future results could also be negatively impacted by the loss of certain customers, or the loss of one or more of certain ongoing affinity relationships.

19. Reverse Acquisition

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

20. Related Party Transactions

During 2007, Jean-Christophe Hadorn, the CEO, and a stockholder of the Company, invoiced CHF124,182 ($103,598) to SES Switzerland as a consultant, of which CHF22,159 ($18,486) was outstanding at year-end.

As of the fiscal years ended 2007 and 2006, the Company has a receivable from its major stockholder in the amount of $84,938 (CHF95,611) and $78,386 (CHF95,611), respectively. These amounts relate to a project for a building of a controlling stockholder.

On December 20, 2006, SES Switzerland signed a construction loan with Ms. Christine Erné, the Company’s principal stockholder, to enable SES Switzerland to commence construction of a new manufacturing facility near Geneva, Switzerland during 2007. The construction loan is in the amount of CHF2,700,000 ($2,398,593). The Company will pay interest at the rate of 4.5% p.a. on used funds. The term of the loan is two years. The funds were to be disbursed as soon as construction has begun; however another credit source has been used instead and the credit loan has been cancelled as at November 26, 2007.

Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($16,685) (using exchange rate set forth in Note 3 to the Consolidated Financial Statements hereto), resulting in CHF 240,000 ($200,217) for the year 2007 (CHF 60,000 or $47,914 for 2006). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the remainder of the term. One of Flannel Management sarl’s consultants is Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Financial Officer of SES USA and SES Switzerland.

SES Switzerland has entered into an employment agreement with Daniel Erné effective October 1, 2006. Mr. Erné receives an annual salary of CHF130,000 ($108,450) in consideration of management services. Mr. Erné is the husband of Christiane Erné and a director of SES USA and SES Switzerland.

Dr. John Veltheer, past president and chief executive officer of SES Solar Inc., who is currently director of SES USA, loaned an aggregate of $30,000 to SES USA’s predecessor in November 2005 pursuant to an unsecured promissory note that was payable upon demand and matured in November 2006. SES USA has repaid in full the loan.

21. Supplemental Cash Flow Information

Cash paid for interest during fiscal years 2007 and 2006 totaled $116,212, and $56,757, respectively.

In fixed assets a total amount of $3,167,499 have been capitalized but not paid as of December 31, 2007. This amount is included in accounts payable as of year end.

22. Subsequent Events

No major events have occurred since the closing of the accounts.