Form 10-Q
period 2008-03-31
SES SOLAR INC.
filed 2008-05-15
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ to _______

COMMISSION FILE NUMBER 000-21571

SES SOLAR INC.
 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	33-0860242
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

129, route de Saint-Julien, 1228 Plan-les-Ouates, Geneva, Switzerland
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

+41-22-884-1484
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The number of shares outstanding of each of the issuer's classes of stock as of May 15, 2008 is 73,081,168 shares of common stock, par value $.001 per share.

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (in $, except per share amounts)

	March 31st 2008	December 31st 2007
	(unaudited)
ASSETS (in $)
Current Assets:
Cash and cash equivalents	3,399,369	3,429,033
Receivables, net of allowance for doubtful accounts of $0 for the periods ended 2008 and 2007	105,487	47,356
Due from related party	96,136	84,938
Inventory	307,627	271,794
Other current assets	785,149	639,763
Total current assets	4,693,768	4,472,884
Long-Term Assets:
Deferred expense	120,000	180,000
Advance payments for machinery	425,273	396,432
Total other long-term assets	545,273	576,432
Property and Equipment, at cost,	497,715	437,493
Solar Plant	4,284,593	3,785,521
Building construction	6,495,759	5,398,153
Less accumulated depreciation and amortization	(455,281)	(339,014)
Total fixed assets	10,822,786	9,282,153
Total long-term assets	11,368,059	9,858,585

Total assets	16,061,827	14,331,469

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	7,423,796	6,147,728
Accounts payable	609,114	3,711,775
Billings in excess of cost and estimated earnings	562,985	507,044
Total current liabilities	8,595,895	10,366,547
Long-Term Liabilities:
Loan payable	0	0
Construction loan	4,073,801	7,563
Total long-term liabilities	4,073,801	7,563
Stockholders' Equity:
Common stock, $0.001 par value;	73,081	73,081
100,000,000 shares authorized;
73,081,168 shares issued and outstanding
Additional paid-in capital	8,050,093	8,050,093
Accumulated other comprehensive income (loss)
Translation adjustment	(748,150)	(395,447)
Year end accumulated deficit	(3,982,893)	(3,770,368)
Total stockholders' equity (deficit)	3,392,131	3,957,359

Total Liabilities and Stockholders' Equity	16,061,827	14,331,469

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

	Three Months Ended March 31
	2008	2007
	(unaudited)	(unaudited)
Revenue:
Revenue	83,138	0

Cost of goods sold (exclusive of depreciation shown separately below)	0	0
Costs and Expenses:
Personnel	138,427	85,385
Rent and Leases Expenses	36,751	32,770
Research and Development	152,832	110,473
Other general and administrative	201,042	190,625
Depreciation and amortization	66,656	12,596
Total costs and expenses	595,708	431,849
Other Income and Expense:
Interest expense	(118,143)	(12,969)
Interest income	22,645	48,500
Foreign Exchange Gain	395,543	4,701
Total Other Income	300,045	40,232
Loss before taxes	(212,525)	(391,617)
Income taxes	0	0
Net Loss	(212,525)	(391,617)
Other Comprehensive Loss/Income:
Translation adjustment	(352,703)	(3,716)
Comprehensive loss	(565,228)	(395,334)

Basic and diluted Weighted Average Shares	73,081,168	48,937,761

Basic and diluted Net Loss Per Share	(0.003)	(0.008)

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(212,525)	(391,617)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	66,656	12,596

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including Due from Related Party	(48,324)	0
Inventory	0	0
Other current assets	(57,370)	4,222
Deferred Expenses	60,000	60,000
Increase (decrease) in:
Accounts payable and accrued expenses	90,162	(125,808)
Billings in excess of cost and estimated earnings	(10,157)	(93,381)
Net cash used in operating activities	(111,558)	(533,988)

Cash Flows from Investing Activities:
Property, plants and equipment	(3,772,295)	(163,716)
Advance payments for machinery	0	(58,706)
Net cash used in investing activities	(3,772,295)	(222,422)

Cash Flows from Financing Activities:
Repayment/Proceed of loans	3,785,988	0
Bank loan	433,590	0
Net cash provided by financing activities	4,219,578	0

Increase (decrease) in cash and cash equivalents	335,725	(756,410)
Effect of exchange rate changes on cash	(365,389)	(8,116)
Cash and cash equivalents, beginning of the quarter	3,429,033	6,016,666
Cash and cash equivalents, end of the quarter	3,399,369	5,252,140
Supplemental cash flow information
Cash paid for interest	118,143	12,969
Supplemental disclosure of non-cash operating and investing activities
Non cash transaction, Property, plants and equipment in account payable	144,970	0

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

2. Plan of Operations

SES Switzerland has experienced losses from operations and anticipates incurring losses in the near future. SES Switzerland has, however, developed and patented a new assembly technology for solar panels, which allow higher quality electrical contacts, better performance and reduced manufacturing costs resulting from the increased automation processes.

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

SES USA does not believe that it can achieve profitability until development, implementation, and commercialization of new products manufactured through the new assembling process are operational.

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

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

SES SOLAR INC. AND SUBSIDIARY
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Summary of Significant Accounting Policies

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

Foreign Currency Translation—The reporting currency of SES USA is the U.S. dollar whereas SES Switzerland’s functional currency is the Swiss Franc (CHF). The financial statements of SES Switzerland are translated to U.S. dollar equivalents under the current method in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from intercompany receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

The exchange rates used for translating the financial statements are listed below:

Average Rates	2008	2007
	CHF	CHF
	$1.06789	1.23311

	2008	2007
Balance Sheet period-end rates	CHF	CHF
	$0.99454	1.12566

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

	Three Months Ended March 31,
	2008	2007
Basic Weighted average shares outstanding	73,081,168	48,937,761
Diluted weighted average shares outstanding	73,081,168	48,937,761

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note: Due to the net loss, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. The number of shares of common stock includes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the March 31, 2008 balance sheet date, the warrants were not yet exercised. Also, they are not included in the computation of diluted loss per share because their effect was anti-dilutive.

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collection is reasonably assured.

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

For the three months ended March 31, 2008 and 2007, the Company has no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization.

In January 2008, the Company commenced sales of photovoltaic electricity produced by solar modules on the roof of its new manufacturing facility to a local utility in Geneva. Revenues from such sales are recognized monthly based on the amount of electricity produced, which can vary greatly depending on the weather and the seasons.

Impact of Recently Issued Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value for financial accounting and reporting purposes, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or, in the absence of a principal, the most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the applicable asset or liability.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SFAS No. 157 was effective and adopted by the Company as of January 1, 2008. The provisions of SFAS No. 157 are being applied prospectively. The adoption of SFAS No. 157 did not have a material impact on the Company’ results of operations, cash flows or financial positions. See Note 17 — Fair Value of Financial Assets and Liabilities for additional information regarding the adoption of SFAS No. 157.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company have elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and other items that are not currently required to be measured at fair value. When the fair value option is elected and a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in results of operations at each subsequent reporting date. Additionally, the transition provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date, with a cumulative-effect adjustment included in opening retained earnings. All future changes in fair value will be reported in results of operations. Prior to this election, only the unrealized losses were recorded in the results of operations. The adoption of FSP FAS 159 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires that changes in a parent's ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary. When a change in a parent's ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements. SFAS No. 160 must be applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented. The adoption of SFAS No. 160 will not have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective for the Company as of January 1, 2009. As SFAS No. 161 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial positions.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory is summarized as follows:

	3/31/2008	12/31/2007
	$	$
Raw Materials and Others	109,969	97,159
Finished Goods	197,658	174,635
Total Inventory	307,627	271,794

6. Borrowings Under Revolving Credit Facility, Short and Long-Term Loan

Short-Term Loan	3/31/2008	12/31/2007

Geneva (Switzerland) State Department of Energy	974,792	861,248
Geneva (Switzerland) State Department of Energy	4,524,705	3,997,665
UBS	1,924,299	1,288,815
	7,423,796	6,147,728

Long-Term Loan	3/31/2008	12/31/2007

Banque Cantonale de Genève	3,068,311	7,563
Geneva (Switzerland) State Department of Energy	1,005,490	0
	4,073,801	7,563

On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy (“ScanE”) of up to CHF1,000,000 ($1,005,490). The loan bears interest at a rate of 4%. SES Switzerland used CHF969,470 ($974,792) as at March 31, 2008, and CHF969,470 ($861,248) as at December 31, 2007. The loan, which is secured by 10,000,000 shares of common stock pledged by Christiane Erné, Jean-Christophe Hadorn and Claudia Rey pursuant to the Canton Geneva Escrow Agreement, became due on March 31, 2008. Although the loan matured on such date, the Company filed a request with ScanE to renew the loan for a period of 24 months on the same terms. ScanE has indicated to the Company that it intends to grant such renewal under the same terms for an additional 24 month period. Although a formal decision by ScanE has not yet been made, the Company is confident that the loan will be renewed in accordance with its request.

SES Switzerland was also granted a loan by ScanE in the amount of CHF500,000 ($502,745) on January 21, 2004 with the funds to be made available contingent upon SES Switzerland’s meeting certain conditions precedent, which were fulfilled by March 22, 2006. The loan had a term of 18 months and carried an interest rate of 5% with repayment due on September 21, 2007. Also on January 21, 2004, an additional credit facility of CHF 1 million ($1,005,490) was granted to finance the construction of our new manufacturing facility. Release of the loan proceeds was contingent upon the Company satisfying certain conditions precedent, which were fulfilled by November 13, 2007. As of January 8, 2008, we had utilized the full amount of the loan, which a fixed annual interest rate of 4%. The loan has a duration of 20 years and is secured by a mortgage certificate of CHF1,000,000 ($1,005,490) on the manufacturing facility. The loan will be reimbursed in 20 equal annual installments of CHF73,581.75 (approximately $74,000).

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A six month credit facility of CHF4,500,000 ($4,524,705 as of March 31, 2008 and $3,977,665 as of December 31, 2007) was signed on September 18, 2007 with ScanE. The loan bears interest at 5%. The proceeds were received on October 1, 2007 and became due on March 17, 2008. ScanE has extended the loan until June 20, 2008 under the existing loan agreement. This loan is secured by certain photovoltaic modules that are installed on the roof of the new manufacturing facility as well as by the 10,000,000 shares currently held in escrow.

SES Switzerland also has a revolving credit line with UBS which was increased from CHF100,000 ($100,549) to CHF3,000,000 ($3,016,470) as of January 31, 2008, used mainly to cover short-term cash needs. The revolving credit line is secured by the short term deposits in US dollars with UBS, amounting to $3,155,000 as at March 31, 2008 and has not an expiration date. The credit line bears interest at the rate of 4.75%. The credit line can be cancelled by either party at any time. The credit facility was used for CHF1,913,793 ($1,924,299) as at March 31, 2008 and CHF1,450,764 ($1,288,815) as at December 31, 2007.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève (BCGE) dated December 20, 2006 in the amount of $4,826,352 (CHF4.8 million), which is intended for financing the construction of the new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million ($8,546,665). The amended agreement must be drawn down before the later of completion of the construction or December 11, 2008. We used $3,068,311 (CHF3,051,558) of the loan as at March 31, 2008, and $7,563 (CHF8,513) as at December 31, 2007. The loan bears interest at a rate of 3.5% and is secured by a second lien exclusive mortgage certificate of CHF 9,000,000 ($9,049,410) on the manufacturing facility.

7. Commitments and Contingencies

Operating Leases - Lease expenses for the three months ended March 31, 2008 and 2007 were $36,751 and $32,770, respectively.

The following table presents future minimum lease commitments (concerning the lease of a vehicle) under operating leases at March 31, 2008:

Operating Leases
$
2008	12,549
2009	14,032
Thereafter	-
Total	26,581

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is CHF52,572 ($49,230) per year. The initial lease term ended on February 28, 2008. The lease has been renewed with the same conditions for the next 12 months.

SES Switzerland also leases a 1,654 square meter industrial facility in Härkingen, Switzerland. The monthly fixed rent is CHF7,232 (approximately $6,772). The lease has no specific termination date. The lease may be cancelled with six months notice at the end of the month, except for December, which requires an additional month notice.

On May 27, 2005, we received authorization from the State of Geneva to build a manufacturing facility on their property in Plan-les-Ouates, Switzerland and we received a lease for the land in February 2007. The lease for use of the land is for 60 years commencing on July 1, 2006.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following are the lease commitments:

Use of Land
$
2008	50,613
2009	67,484
2010	67,484
2011	67,484
2012	67,484
Thereafter	3,610,390
Total	3,930,939

SES Switzerland has no non-cancellable operating leases.

Litigation - The Company is from time to time subject to routine litigation incidental to its business. There are no such litigation currently pending.

Capital Commitments - At March 31, 2008, the Company has an outstanding purchase order of EUR448,600 ($708,790) for the future construction of a new machine to be used in the new plant for solar modules production. The Company has made an advance payment of EUR269,160 ($425,273) for the purchase of this machine. The balance due will be paid upon delivery of the machine. On March 27, 2008 the Company signed a purchase agreement for the manufacturing of the exterior walls of the new plant for CHF 2,800,000 ($ 2,815,372). An advance payment of CHF840,000 ($844,612) was made on April 1, 2008, the remaining amount will be paid at the end of the construction.

8. Business Segments

All of the Company’s operations until the fiscal year ended 2007 were conducted through its wholly owned subsidiary, SES Switzerland, and were limited to the assembly and installation of photovoltaic panels in Switzerland, which is the only business segment of the Company. Commencing January 2008, the Company now also sells photovoltaic electricity produced by the solar modules on the roof of its new manufacturing facility to a local utility in Geneva, based on a 20 year contract. The revenue generated from such electricity production represents a new business segment for the Company. No costs of goods sold are recorded in the income statement for the three months ended March 31, 2008 due to the fact that in the first quarter of 2008, the Company’s only revenue consisted of sales of electricity produced by these solar tiles and sold to a local utility in Geneva. The solar plant and the six month credit facility of CHF 4.5 million dated September 18, 2007 are the sole assets and liabilities, respectively, that comprise the electricity producing business segment.

9. Stockholders' Equity

Common Stock - The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and outstanding.

During the quarter ended March 31, 2008, no stock purchase warrants were exercised.

SES SOLAR INC. AND SUBSIDIARY
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrant transactions consisted of the following during the quarter ended March 31, 2008 :

	Exercisable Warrants	Strike Price
Warrants outstanding as of December 31, 2007	0	$0
Warrants granted as consideration for agent's fee	1,500,000	$0.90
Exercise of warrants	0	0
Warrants outstanding as of March 31, 2008	1,500,000	$0.90

Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price ($)
2010	1,500,000	0.90
	1,500,000

The Company granted registration rights to Lansing Securities including the right to include all or any part of the Warrant Shares (the “Registrable Securities”) in the next registration statement and subsequent registration statements that the Company files with the SEC from time to time (the “Registration Statement”) (other than a registration statement on Form S-8 or Form S-4) until all of the Registrable Securities have been duly registered.

On August 31, 2006, SES USA entered into an agreement with Standard Atlantic to advise SES USA and its stockholders in connection with the purchase of all of the shares of SES Switzerland. Pursuant to the terms of a Finder’s Agreement between SES USA and Standard Financial (the “Finder’s Agreement”) the parties agreed to a finder’s fee of $228,000 if a transaction were consummated. The Finder’s Agreement also provided that Standard Atlantic would continue to provide consulting services to the Company for a period of 24 months regarding investor relations matters for a monthly fee of $20,000. The two-year consulting fee was due and was paid to Standard Financial at closing. The Company recorded the total amount as of March 31, 2008, as deferred expense and amortizes the amount over the 24 months of the consulting agreement.

10. Subsequent Events

Other than as disclosed herein, no major events have occurred since March 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in our Annual Report on Form10-KSB.

SES Solar Inc., a Delaware corporation (the “Company,” “SES USA,” “our,” “we,” and “us”), based in Geneva, Switzerland, is engaged in the business of designing, engineering, producing and installing solar panels or modules and solar tiles for generating electricity. We have developed a new assembly technology for solar panels that allow for higher quality electrical contacts, better performance and reduced costs resulting from our proprietary automation processes. We are constructing a manufacturing facility that will include a new assembly line based on our proprietary technology to complete the development and testing of our new products. To date, while we have been engaged in developing and testing our new solar panel assembly technology, we have been developing the sales and distribution portions of our business by selling solar panels produced by third parties and by responding to quotations for our solar tiles to electric companies, local governmental agencies and private home owners.

Overview and Plan of Operation

This Overview addresses our plan of operation and the trends, events, and uncertainties that have been identified by our management as those we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

SES Switzerland, our wholly owned subsidiary, has developed and patented a new assembly technology for solar panels or modules and solar tiles. Our business plan includes the development of a new assembly line based on our proprietary technology, using a manufacturing facility in the suburbs of Geneva, Switzerland which is currently under construction, to produce solar panels or modules and solar tiles at a lower cost. We believe this new facility will enable us to produce customized solar photovoltaic (“PV”) modules that are larger than three square meters.

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

To date, we have generated only limited revenue from the sale of solar panels or modules and solar tiles manufactured by third parties and the related engineering services required to design and install the same. Once our manufacturing capabilities are operational, we will have available a product line for our SunTechTile® and Swisstile® solar tiles and in the future for a high power rated solar modules. Historically, we have relied upon third party vendors to supply us with component parts such as cells in order to manufacture and produce our products. As a result of our new manufacturing facility and our new proprietary technology for module assembly, we believe that we are positioning ourselves to manufacture and produce on a much larger scale solar products that are competitive in the solar energy market. In addition, and commencing January 2008, the Company also sells electricity produced by the solar PV modules on the roof of its new manufacturing facility to a local utility in Geneva.

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

However, over the near term there are significant competitive concerns with solar energy. As the cost of producing electricity from grid connected PV installations is higher than the current cost of electricity from fossil or nuclear plants, the PV market relies heavily on government subsidies and regulation concerning independent power producers. These regulations favor PV electricity in some, but not all, countries. Existing regulations are subject to change due to local political factors affecting the energy market, especially in Europe, where the process has been ongoing for 10 years. The major PV market in Europe is Germany where the EEG law governs. We expect France will play a strong role in the future due to recently enacted laws. Other countries, including Italy, Spain and Greece, have similar but less favorable laws. The PV market is heavily dependent on public policies and, as a result, such policies present the greatest uncertainties for our products. Anticipated reductions of the feed-in tariff in Germany and Switzerland by 9% or 8%, respectively, per year could affect our sales. Spain has already spoken of decreasing the tariff during 2008 by 20%. Without continued and/or enhanced governmental support in the form of favorable laws and subsidies, the projected growth of the PV market will not exist. Our primary market for our Swisstile® product will be Switzerland, which recently enacted a new feed in tariff that become effective May 2008. This tariff has 10 different values depending on PV integration and size. Due to the properties of our Swisstile®, we believe that it will get the highest value, which will be favorable for us. The tariff will decrease for new entrants by 8% every year starting in 2010.

Worldwide, annual installations by the PV industry grew from 0.4GW in 2002 to 1.7GW in 2006, representing an average annual growth rate of over 42%, and 2.9 GW at the end of 2007, representing a 70% increase in one year. Cumulative installed capacity reached just below 10GW at the end of 2007. Despite this growth, solar electricity still represents a small fraction of the supply of electricity. So long as governments and the market are focused on the ability of manufacturers to develop new technologies that reduce the cost of solar electricity, we believe that the demand for solar energy products will continue to grow significantly. This growth projection is based on continued governmental support, on the success of such manufacturing efforts to reduce the gap between the cost of solar electricity and more conventional and established methods of generating electricity, and on other developments affecting the world energy market. In addition to the uncertainties associated with government subsidies and these other factors, it is also possible that breakthrough technologies might emerge in other areas that will reduce demand for new solar energy products. Furthermore, even within the solar energy area, it is possible that developments in thin films or nanoscience could reduce the cost of PV cells or that continued shortages in the supply of polysilicon, an essential raw material in the production of our PV cells, could impact our proposed new products and adversely affect our plan of operation.

We are in ongoing discussions with strategic partners, including cell manufacturers, PV line manufacturers and special machine manufacturers to assist us with our new technology for module assembly. We are also progressing with construction of our new manufacturing facility, which is expected to be fully operational in late 2008 or early 2009.

During the three month period ended March 31, 2008, we continued to market our solar tiles, and we quoted solar PV turn-key installations to prospects , although no projects were completed such that no revenues or costs of goods sold were recorded during the period. As of the end of fiscal year 2007, the Solar Plant, which comprises our manufacturing facility, is operational, and, as of January 2008, we have begun generating revenue from the sale of electricity produced by the modules on the roof of the manufacturing facility.

 Based on current and ongoing custom installation projects that will be completed during fiscal year 2008 as well as from the revenue that will be generated from the sale of electricity produced by the solar modules on the roof of the manufacturing facility to the local utility in Geneva, we believe that our cash flow from operating activities during 2008 will be greater than our cash flow from operating activities during 2007. As previously reported, and in light of these projects and our new electricity production revenue stream, we believe that our operating expenses in fiscal 2008 will be approximately $2 million, which we anticipate financing through revenue generated from sales and with available cash. Management anticipates total capital expenditures of approximately $14 million for the new manufacturing facility and $3.5 million for the assembly line and machinery over 2008 and 2009. We anticipate financing these capital expenditures through available cash, loans and lines of credit, but we will likely also need additional financing to expand our operations once our manufacturing facility is fully operational. We do not have any current agreements in place to secure such financing. In addition, we entered into a credit facility of CHF4,500,000 ($4,524,705) on September 18, 2007 with ScanE. The proceeds were received on October 1, 2007 and became due on March 17, 2008. ScanE has extended the loan repayment period until June 20, 2008.

We expect to continue to experience losses from operations until we can generate revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long term in order to continue as a going concern.

Selected Financial Data

Balance Sheets	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
	in $
Total current assets	4,693,768	4,472,884
Total long-term assets	11,368,059	9,858,585
Total current liabilities	8,595,895	10,366,547
Total long-term liabilities	4,073,801	7,563
Total liabilities and stockholders' equity	16,061,827	14,331,469

Statement of Operations (unaudited)

	For the Three months ended March 31,
	2008	2007
	in $
Total revenues	83,138	0
Total cost of goods sold (exclusive of depreciation shown separately below)	(0)	(0)
Personnel	138,427	85,385
Rent and lease expenses	36,751	32,770
Research and development	152,832	110,473
Depreciation and amortization	66,656	12,596
General and administrative expenses	201,042	190,625
Interest expense	(118,143)	(12,969
Interest income	22,645	48,500
Foreign exchange gain /(loss)	395,543	4,701
Total other income (expense)	300,045	40,232
Taxes	(0)	(0
Net loss	(212,525)	(391,617
Other comprehensive income: translation adjustment	(352,703)	(3,716
Comprehensive loss	(565,228)	(395,333

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Net Loss

 Our net loss for the three months ended March 31, 2008 was $212,525 compared to a net loss of $391,617 for the three months ended March 31, 2007. The decrease in net loss during the period ended March 31, 2008 was due to the revenue generated by the sale of electricity in the amount of $83,138 and to the decrease of the currency exchange rate between the Swiss franc and the US dollar resulting in a foreign exchange gain of $395,543, and offset by an increase in operating expenses ($163,859) and an increase of interest expense due to increased borrowings ($105,174).

Revenues and Cost of Goods Sold

The Company recognizes revenue on the completed-contract method, and therefore when projects are completed. No projects were completed during the three months ended March 31, 2008 or 2007, and therefore no revenue or costs of goods sold was recorded for the respective periods from completion of such projects

The solar plant, which is housed in our manufacturing facility, has been operational since the end of 2007, and as of January 2008, it now generates revenue through the sale of electricity. For the three months ended March 31, 2008, revenue generated from such sales totaled $83,138.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 were $595,708 and $431,849 for the three months ended March 31, 2007, which represents a 38% increase. Personnel, rent, research and development, general and administrative expenses, and depreciation and amortization expenses constitute the components of our operating expenses.

The majority of the increase was related to personnel costs to develop the new activities of our subsidiary (increase of $53,042), additional research and development expenses (increase of $42,359), and increased general and administrative expenses, including expenses associated with preparation and SEC compliance of various public filings (increase of $10,416) and depreciation and amortization (increase of $54,060).

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense increased to $118,143 for the three months ended March 31, 2008 compared with $12,969 for the three months ended March 31, 2007. The increase in interest expense was primarily attributable to the increase of loans from ScanE and from Banque Cantonale de Genève (“BCGE”).

Interest income for the three months ended March 31, 2008 was $22,645 compared to $48,500 for the three months ended March 31, 2007. The interest income earned during the period was received from time deposits.

Foreign exchange gain for the three months ended March 31, 2008 was $395,543 as compared to $4,701 for the three months ended March 31, 2007. Our wholly owned subsidiary, SES Switzerland, conducts substantially all its business and incurs substantially all its costs in Swiss francs.

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including consulting, accounting and legal costs, staff costs, and accounts payable.

As of March 31, 2008, we had negative working capital of $3,902,127 compared with a negative working capital of $5,893,663 as of December 31, 2007, and our cash and cash equivalents decreased to $3,399,369 as of March 31, 2008 compared to $3,429,033 as of December 31, 2007. This decrease is the result of increased operating expenses with limited revenues for the period. The large decrease in Swiss francs is tempered by the evolution of the exchange rate.

As of March 31, 2008, we had accounts payable of $609,114 compared to $3,711,775  as of December 31, 2007. This large decrease is the result of amounts paid to creditors for construction costs relating to our manufacturing facility. We made these payments utilizing loan proceeds received from BCGE and ScanE.

At March 31, 2008, we had short-term debt in the amount of $7,423,796 compared to $6,147,728 as of December 31, 2007.

We believe that our negative working capital situation is temporary, as we expect in the near term to restructure our capital financing arrangements into longer term loans with more favorable terms.

We currently have several loans outstanding with ScanE. The first such loan in the amount of up to $1,005,490 was made on November 3, 2003 and carries a principal balance of $974,792. The loan bears interest at 4%. Although the loan matured on March 31, 2008, the Company filed a request with ScanE to renew the loan for a period of 24 months on the same terms. ScanE has indicated to the Company that it intends to grant such renewal request under the same terms for an additional 24 month period. Although a formal decision by ScanE has not yet been made, the Company is confident that the loan will be renewed in accordance with its request.

On January 21, 2004, we obtained a CHF1 million ($1,005,490) credit facility from ScanE to finance the construction of our new manufacturing facility. Release of the loan proceeds was contingent upon the Company satisfying certain conditions precedent, which were fulfilled by November 13, 2007. As of January 8, 2008, we had utilized the full amount of the loan, which a fixed annual interest rate of 4%.

A new six month credit facility of CHF4,500,000 ($4,524,705) was signed on September 18, 2007 with ScanE. The loan bears interest at 5%. The proceeds were received on October 1, 2007 and were to be reimbursed on March 17, 2008. ScanE has extended the loan until June 20, 2008 under the existing loan agreement. This loan is secured by certain PV modules that are installed in the power plant on the roof of the new manufacturing facility as well as by the 10,000,000 shares currently held in escrow. However, given that SES is currently negotiating the sale of the PV roof installation, reimbursement has been postponed pending the result of the sale negotiations.

SES Switzerland also has a revolving credit line with UBS which was increased from CHF100,000 ($100,549) to CHF3,000,000 ($3,016,470) as of January 31, 2008, used mainly to cover short-term cash needs. The credit line is secured by the short term deposits in US dollars with UBS, amounting to $3,155,000 as at March 31, 2008 and has not an expiration date. The credit line bears interest at the rate of 4,75%. The credit line can be cancelled by either party at any time. The credit facility was used for CHF1,913,793 ($1,924,299) as at March 31, 2008 and CHF1,450,764 ($1,288,815) as at December 31, 2007.

SES Switzerland also has a Construction Credit Agreement with BCGE dated December 20, 2006 in the amount of $4,826,352 (CHF4.8 million), which is intended for financing the construction of our new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million ($8,546,665). The amended agreement must be drawn down before the later of completion of the construction or December 11, 2008. We used $3,068,311 (CHF3,051,558) of the credit line as at March 31, 2008, and $7,563 (CHF8,513) as at December 31, 2007. The loan bears interest at a rate of 3.5% and is secured by a second lien exclusive mortgage certificate of CHF 9,000,000 ($9,049,410) on the facility.

Our ability to meet our financial commitments in the near term will be primarily dependent upon continued revenue from the sale of custom manufactured solar panels or modules when available and solar tiles and the related engineering services required to design and install the same, the sale of electricity produced by the solar roof on our manufacturing facility, and the continued extension of credit from existing or new lenders.

Management believes that our cash and cash equivalents, cash provided by operating activities, and cash available from existing loans will be sufficient to meet our working capital requirements for the next twelve months. If our future revenues do not increase significantly to a level sufficient to cover our net losses, we will continue to need to raise additional funds to expand our operations. In addition, we may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. We may not be able to find financing on acceptable terms or at all.

Operating Activities

Operating activities used net cash of $111,558 for the three months ended March 31, 2008, as compared to $533,988 of net cash used in operating activities for the three months ended March 31, 2007. In local currency, use of funds for operating activities was larger during this period compared to the same period in 2007. However the evolution of the exchange rate difference has greatly offset the difference. Billings in excess of cost and estimated earnings increased by $10,848 due to material purchases.

Investing Activities

Net cash used in investing activities was $3,772,295 during the three months ended March 31, 2008, as compared to ($222,422) provided in investing activities during the three months ended March 31, 2007. The increase in investing activities is mostly due to investments for the construction of the manufacturing plant.

We expect total capital expenditure of approximately CHF17,500,000 ($17,596,075) as we build our new manufacturing facility and purchase additional equipment.

Financing Activities

Net cash provided by financing activities was $4,219,578 for the three months ended March 31, 2008, as compared to $0 for the three months ended March 31, 2007.

The increase financing was received from bank loans granted to build the new plant from BCGE and ScanE and from cash utilized for current operations from our line of credit with UBS.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

At March 31, 2008, we had an outstanding purchase order of EUR448,600 ($708,790, using the exchange rate of 0.63291 at March 31, 2008) for the future construction of a new machine to be used in the new manufacturing plant for solar modules production. We made an advance of EUR269,160 ($425,273) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to “smaller reporting companies” under Item 305(e) of regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act, is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008		SES SOLAR INC. (Registrant)

Dated: May 15, 2008	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)