Form 10-Q
period 2008-06-30
SES SOLAR INC.
filed 2008-08-14
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐    Accelerated filer☐    Non-accelerated filer  ☐    Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The number of shares outstanding of each of the issuer's classes of stock as of August 8, 2008 is 73,081,168 shares of common stock, par value $.001 per share.

- i -

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SES SOLAR INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
 (in $, except per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS (in $)
Current Assets:
Cash and cash equivalents	6,414,000	3,429,033
Receivables, net of allowance for doubtful accounts of $0 for the periods ended 2008 and 2007	261,030	47,356
Due from related party	93,919	84,938
Inventory	1,341,870	271,794
Other current assets	276,608	639,763
Total current assets	8,387,427	4,472,884
Long-Term Assets:
Deferred expense	60,000	180,000
Advance payments for machinery	425,241	396,432
Total other long-term assets	485,241	576,432
Property and Equipment, at cost,	486,236	437,493
Solar Plant	0	3,785,521
Building construction	8,903,635	5,398,153
Less accumulated depreciation and amortization	(404,008)	(339,014)
Total fixed assets	8,985,863	9,282,153
Total long-term assets	9,471,104	9,858,585

Total assets	17,858,531	14,331,469

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	4,420,350	6,147,728
Accounts payable	890,591	3,711,775
Billings in excess of cost and estimated earnings	975,065	507,044
Total current liabilities	6,286,006	10,366,547
Long-Term Liabilities:
Loan payable	952,310	0
Construction loan	6,412,539	7,563
Total long-term liabilities	7,364,849	7,563
Stockholders' Equity:
Common stock, $0.001 par value;	73,081	73,081
100,000,000 shares authorized;
73,081,168 shares issued and outstanding
Additional paid-in capital	8,050,093	8,050,093
Accumulated other comprehensive income (loss)
Translation adjustment	(645,743)	(395,447)
Year end accumulated deficit	(3,269,755)	(3,770,368)
Total stockholders' equity (deficit)	4,207,676	3,957,359

Total Liabilities and Stockholders' Equity	17,858,531	14,331,469

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in $, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Revenue	32,592	1,165,035	32,592	1,165,035
Cost of goods sold (exclusive of depreciation shown separately below)	1,757	969,972	1,757	969,972

Costs and Expenses:
Personnel	143,816	86,779	282,243	172,164
Rent and leases expenses	39,552	32,382 28,991	76,303	65,152
Research & Development	67,755	58,963	220,587	169,436
Other General & Administrative Expenses	204,316	301,442	405,358	492,067
Depreciation and amortization	18,435	12,145	85,091	24,741
Total costs and expenses	473,874	491,711	1,069,582	923,560
Other Income and Expense:
Interest expense	(101,854)	(16,037)	(219,997)	(29,006)
Interest income	16,544	46,788	39,189	95,288
Other gain	1,134,915	0	1,134,915	0
Foreign exchange gain/(loss)	(58,020)	(30,270)	337,523	(25,569)
Total other income	991,585	481	1,291,630	40,713

Income (loss) before taxes from continuing operations	548,546	(296,167)	252,883	(687,784)
Income taxes	0	0	0	0
Net income (loss) from continuing operations	548,546	(296,167)	252,883	(687,784)
Income from discontinued operations before taxes	164,592	0	247,730	0
Income taxes	0	0	0	0
Net income (loss) from discontinued operations	164,592	0	247,730	0
Net income (loss)	713,138	(296,167)	500,613	(687,784)
Other Comprehensive loss/income:
Translation adjustment	102,407	17,263	(250,296)	13,547
Comprehensive income (loss)	815,545	(278,904)	250,317	(674,237)
Basic and diluted weighted average shares	73,081,168	48,937,761	73,081,168	48,937,761
Basic and diluted net income (loss) per share from continuing operations	0.008	(0.006)	0.004	(0.014)
Basic and diluted net income (loss) per share from discontinuing operations	0.002	0	0.003	0
Basic and diluted net income (loss) per share	0.010	(0.006)	0.007	(0.014)

For 2007 amounts have been reclassified to reflect discontinued operations. There was no income or expense from discontinued operations.

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	500,613	(687,784)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	85,091	24,741
Stock compensation for options	0	31,647
Gain on sale of power plant	(1,134,915)	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including Due from Related Party	(202,555)	0
Inventory	(1,010,838)	0
Other current assets	418,025	44,866
Deferred Expenses	120,000	120,000
Increase (decrease) in:
Accounts payable and accrued expenses	124,690	19,432
Billings in excess of cost and estimated earnings	402,272	251,834
Net cash used in operating activities	(697,617)	(195,264)

Cash Flows from Investing Activities:
Proceed on sale of solar plant	4,970,752	0
Property, plants and equipment	(6,001,074)	(201,941)
Advance payments for machinery	0	(88,854)
Net cash used in investing activities	(1,030,322)	(290,795)

Cash Flows from Financing Activities:
Proceed of construction loan	6,216,608	0
Bank loan	(1,383,347)	0
Net cash provided by financing activities	4,833,261	0

Increase (decrease) in cash and cash equivalents	3,105,322	(486,059)
Effect of exchange rate changes on cash	(120,355)	7,978
Cash and cash equivalents, beginning of the quarter	3,429,033	6,016,666
Cash and cash equivalents, end of the quarter	6,414,000	5,538,585
Supplemental cash flow information
Cash paid for interest	219,997	29,006
Supplemental disclosure of non-cash operating and investing activities
Non cash Activities, Issuance of stock options for services	0	31,647
Non cash transaction, Property, plants and equipment in account payable	395,351	0

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Nature of Operations

Organization - SES SOLAR INC. (the “Company,” “SES USA,” “our,” “we” and “us”) is the result of a reverse acquisition accomplished on September 27, 2006 between SES USA, a Delaware company, which had no operations and net assets of $39,069, and Société d’Energie Solaire SA (“SES Switzerland”), a Swiss company. SES USA acquired all of the outstanding shares of SES Switzerland. For accounting purposes, the acquisition has been treated as a recapitalization of SES Switzerland with SES Switzerland as the acquirer (reverse acquisition). SES Switzerland acquired 10,668,000 of SES USA in the transaction. The historical financial statements prior to September 27, 2006 are those of SES Switzerland. The reverse acquisition resulted in a change of control of SES USA, with the former stockholders of SES Switzerland owning approximately 70% of SES USA and SES Switzerland becoming SES USA’s wholly owned subsidiary.

SES Switzerland was formed in 2001 for the purpose of researching, developing, manufacturing and selling innovative products to the solar photovoltaic market. From its inception, SES Switzerland has focused primarily on manufacturing and installing silicon photovoltaic solar cell panels. The principal source of revenue for the Company has been the sale of photovoltaic panels in turn-key installations, manufactured in-house or purchased from subcontractors, to electric utilities, local government agencies and private households.

2.	Plan of Operations

SES USA, through its wholly owned operating subsidiary, SES Switzerland, has experienced losses from operations and anticipates incurring operating losses in the near future. SES Switzerland has, however, developed and patented a new assembly technology for solar panels that allow higher quality electrical contacts, better performance and reduced manufacturing costs resulting from increased automation processes.

The Company’s current business plan includes the development of a new assembly line based on its proprietary technology and the construction of a manufacturing facility in the suburbs of Geneva, Switzerland to produce solar panels or modules and solar tiles at a lower cost. These activities require the Company to design and manufacture prototype panels, have them approved in accordance with European and other standards, manufacture in series and sell them in the main markets for solar photovoltaic cells. Costs incurred in manufacturing prototype panels have been expensed as research and development costs.

SES USA does not believe that it can achieve profitability until development, implementation, and commercialization of new products manufactured through the new assembling process are operational.

3.	Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, SES Switzerland. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SES Switzerland. All significant inter-company accounts and transactions have been eliminated in the consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from such estimates.

Foreign Currency Translation - The reporting currency of SES USA is the US dollar ($) whereas SES Switzerland’s functional currency is the Swiss Franc (CHF). The financial statements of SES Switzerland are translated to U.S. dollar equivalents under the current method in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from inter-company receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

The exchange rates used for translating the financial statements are listed below:

Average Rates	2008	2007
	CHF	CHF
	$1.04873	1.22743

	2008	2007
Balance Sheet period-end rates	CHF	CHF
	$1.01802	1.12566

Earnings (Loss) Per Share - Earnings (Loss) per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic and diluted loss per share for the six months ended June 30, 2007 does not include the effects of warrants and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of warrants for periods in which the warrants exercise price is lower than the Company’s average share price for the period. The six months ended June 30, 2008 also does not include the effects of warrants outstanding for the period because their exercise price exceeded the average price for the three and six months ended June 30, 2008.

	Six Months Ended June 30,
	2008	2007
Basic Weighted average shares outstanding	73,081,168	48,937,761
Diluted weighted average shares outstanding	73,081,168	48,937,761

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note: Due to the net loss in 2007, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. For 2008 the warrants were excluded from the earnings per share calculations because their exercise price exceeded the average price for the three and six months ended June 30, 2008. The number of shares of common stock excludes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the June 30, 2008 balance sheet date, the warrants had not been exercised.

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collection is reasonably assured.

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

For the six months ended June 30, 2008 and 2007, the Company has no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization.

Between January 2008 and June 2008, the Company recognized sales of photovoltaic electricity produced by solar modules on the roof of its new manufacturing facility to a local electricity provider in Geneva. Revenues from such sales were recognized monthly based on the amount of electricity produced. As further explained below, such revenue has ceased due to the sale of the power plant as of June 30, 2008.

Impact of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

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

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Liabilities - including an amendment to FASB Statement No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has not adopted the fair value option for its current financial assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not have an impact on its consolidated financial statements.

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

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventory

Inventory is summarized as follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2008	December 31, 2007
	$	$
Raw Materials and Others	1,142,614	97,159
Finished Goods	199,256	174,635
Total Inventory	1,341,870	271,794

6.	Borrowings Under Revolving Credit Facility, Short and Long-Term Loans

	Six Months Ended	Twelve Months Ended
Short-Term Loan	June 30, 2008	December 31, 2007
	$	$
Geneva (Switzerland) State Department of Energy	0	861,248
Geneva (Switzerland) State Department of Energy	4,420,350	3,997,665
UBS	0	1,288,815
	4,420,350	6,147,728

	Six Months Ended	Twelve Months Ended
Long-Term Loan	June 30, 2008	December 31, 2007
	$	$
Banque Cantonale de Genève	5,430,239	7,563
Geneva (Switzerland) State Department of Energy	1,934,610	0
	7,364,849	7,563

On November 6, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy (“ScanE”) of up to CHF1,000,000 ($982,300). The loan bears interest at a rate of 4%. SES Switzerland used CHF969,470 ($952,310) of this loan as of June 30, 2008, and CHF969,470 ($861,248) as of December 31, 2007. This loan matured on March 31, 2008. On April 2, 2008, the Company filed a request with ScanE to renew the loan for a period of 24 months on the same terms and conditions. By decision dated May 19, 2008, ScanE accepted the Company’s request that the loan be extended for a period of 24 months on the same terms and conditions. The new maturity date for the loan is March 31, 2010. Pursuant to the Canton Geneva Escrow Agreement dated September 15, 2006, Christiane Ernè, Jean-Christophe Hadorn and Claudia Rey personally pledged 10,000,000 of their issued SES USA common shares as a guarantee for the original loan entered into on November 6, 2003. These shares now serve as a guarantee for the renewed loan dated May 19, 2008. The Company does not currently have any plans to repay the loan before its March 31, 2010 maturity date.

On January 21, 2004, ScanE granted the Company a credit facility of CHF1million ($982,300) to finance the construction of the Company’s new manufacturing facility. Release of these loan proceeds was contingent upon the Company satisfying certain conditions precedent, which were satisfied as of November 13, 2007. As of January 8, 2008, we had utilized the full amount of the loan, which has a fixed annual interest rate of 4%. The loan has a duration of 20 years and is secured by a mortgage certificate of CHF1,000,000 ($982,300) on the manufacturing facility. The loan will be reimbursed in 20-equal annual installments of CHF73,581 (approximately $72,279).

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 18, 2007, we signed a six month credit facility for CHF4,500,000 ($4,420,350 as of June 30, 2008) with ScanE. The loan bears interest at 5%. The proceeds were received on October 1, 2007 and became due on March 17, 2008. ScanE extended the loan until June 20, 2008 under the same terms and conditions as the existing loan agreement. On June 20, 2008, SES announced the sale of its photovoltaic power station to Services Industriels de Geneve (“SIG”). The Company received substantially all of the proceeds from the sale on June 30, 2008 and used a portion of the proceeds to reimburse this loan in full as of July 2, 2008.

SES Switzerland also has a revolving credit line with UBS in the principal amount of CHF3,000,000 ($2,946,897) used mainly to cover short-term cash needs. The revolving credit line is secured by short-term deposits denominated in US dollars with UBS, amounting to $3,155,000 as of June 30, 2008. The credit line bears interest at 4.75%. The credit line can be cancelled by either party at any time. The balance of the credit facility was CHF0 ($0) as of June 30, 2008 and CHF1,450,764 ($1,288,815) as of December 31, 2007.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève (BCGE) dated December 20, 2006 in the amount of CHF4.8 million ($4,715,035), which is used to finance construction of our new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million ($8,349,541). The amended agreement must be drawn down no later than the date of completion of construction on the new manufacturing facility or December 11, 2008. We used CHF5,528,086 ($5,430,239) of the loan as of June 30, 2008 and CHF8,513 ($7,563) as of December 31, 2007. The loan bears interest at a rate of 3.5% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($8,840,691) on the manufacturing facility.

7.	Commitments and Contingencies

Operating Leases - Lease expenses for the six months ended June 30, 2008 and 2007 were $76,303 and $65,152, respectively.

The following table presents future minimum lease commitments (concerning the lease of a vehicle) under operating leases at June 30, 2008:

Operating Leases
$
2008	8,527
2009	14,289
Thereafter	0
Total	22,816

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is CHF52,572 ($50,129) per year. The initial lease term ended on February 28, 2008. The lease has been renewed with the same conditions for the next 12 months.

SES Switzerland also leases a 1,654 square meter industrial facility in H’rkingen, Switzerland. The monthly fixed rent is CHF7,232 (approximately $6,896). The lease has no specific termination date. The lease may be cancelled with six months notice at the end of the month, except for December, which requires an additional month’s notice.

On May 27, 2005, we received authorization from the State of Geneva to build a manufacturing facility on their property in Plan-les-Ouates, Switzerland and we received a lease for the land in February 2007. The lease for use of the land is for 60 years commencing on July 1, 2006.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following are the lease commitments:

Use of Land
$
2008	34,358
2009	68,717
2010	68,717
2011	68,717
2012	68,717
Thereafter	3,676,350
Total	3,985,576

SES Switzerland has no non-cancellable operating leases.

Litigation - The Company is from time to time subject to routine litigation incidental to its business. There is no such litigation currently pending.

Capital Commitments - At June 30, 2008, the Company has an outstanding purchase order of EUR448,600 ($708,734) for the future construction of a new machine to be used in the new plant for solar module production. The Company has made an advance payment of EUR269,160 ($425,241) for the purchase of this machine. The balance due will be paid upon delivery of the machine. At June 30, 2008, the Company signed purchase agreements for the building of the new plant for CHF5,655,000 ($5,554,901). An advance payment of CHF1,899,855($1,866,226) was made on July 1, 2008, the remaining amount will be paid at the end of the construction.

8.	Business Segments

As December 31, 2007, all of the Company’s operations were conducted through its wholly owned subsidiary, SES Switzerland, and were limited to the assembly and installation of photovoltaic panels in Switzerland. Commencing January 2008, the Company also began selling electricity produced by its photovoltaic power station on the roof of its new manufacturing facility, which we refer to as the Solar Plant, to a local utility in Geneva. As previously reported, the Solar Plant was sold in June 2008. As a result, the Company’s operations are again limited to the assembly and installation of photovoltaic panels.

9.	Discontinued Operations

As noted above, the Company sold its Solar Plant in June 2008. The balance sheet and income statement have been retrospectively adjusted to reflect the effects of discontinued operations. No restatements were necessary for the fiscal year 2007 due to the fact that the Company sold photovoltaic electricity produced by the Solar Plant to a local electricity provider in Geneva based on a 20 year contract. This contract was cancelled on June 30, 2008 due to the sale of the Solar Plant. The net income from discontinued operations are from the former electricity producing business segment. The Solar Plant and the six month credit facility of CHF4.5 million dated September 18, 2007 are the sole assets and liabilities, respectively, that comprise the electricity producing business segment.

The net income from discontinued operations during the six-month period ended June 30, 2008 was the revenue of $247,730 and for the three-month period ended June 30, 2008 $164,592. In 2008, the Company had no expenses from discontinued operations. In 200,7 there was no income or expense from discontinued operations.

10.	Stockholders' Equity

Common Stock - The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and outstanding.

During the six-month period ended June 30, 2008, no stock purchase warrants were exercised.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrant transactions consisted of the following during the quarter ended June 30, 2008.

	Exercisable Warrants	Strike Price ($)
Warrants outstanding as of December 31, 2007	1,500,000	$0.90
Exercise of warrants	0	0
Warrants outstanding as of June 30, 2008	1,500,000	$0.90

Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price ($)
2010	1,500,000	0.90
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

On August 31, 2006, SES USA entered into an agreement with Standard Atlantic to advise SES USA and its stockholders in connection with the purchase of all of the shares of SES Switzerland. Pursuant to the terms of a Finder’s Agreement between SES USA and Standard Financial (the “Finder’s Agreement”) the parties agreed to a finder’s fee of $228,000 if a transaction were consummated. The Finder’s Agreement also provided that Standard Atlantic would continue to provide consulting services to the Company for a period of 24 months regarding investor relations matters for a monthly fee of $20,000. The two-year consulting fee was due and was paid to Standard Financial at closing. The Company recorded the total amount as of June 30, 2008, as deferred expense and amortizes the amount over the 24 months of the consulting agreement.

11.	Subsequent Events

As of August 8, 2008, the Company formed a new Swiss wholly owned subsidiary, SES Prod. SA (“SES Prod”). It is expected that in the future, all of the Company’s manufacturing activities now being conducted by SES Switzerland will be conducted by SES Prod. At such time, the property management activities required to manage the Company’s manufacturing facility will be conducted by SES Switzerland.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in our Annual Report on Form 10 KSB.

SES Solar Inc., a Delaware corporation (the “Company,” “SES USA,” “our,” “we,” and “us”) based in Geneva, Switzerland, is engaged in the business of designing, engineering, producing and installing solar panels or modules and solar tiles for generating electricity. We have developed a new assembly technology for solar panels that allow for higher quality electrical contacts, better performance and reduced costs resulting from our proprietary automation processes. We are constructing a manufacturing facility that will include a new assembly line based on our proprietary technology to complete the development and testing of our new products. To date, while we have been engaged in developing and testing our new solar panel assembly technology, we have been developing the sales and distribution portions of our business by selling solar panels produced by third parties and by responding to quotations for our solar tiles to electric companies, local governmental agencies and private home owners.

Overview and Plan of Operation

This Overview addresses our plan of operation and the trends, events, and uncertainties that have been identified by our management as those that we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

SES Switzerland, our wholly owned subsidiary, has developed and patented a new assembly technology for solar panels or modules and solar tiles. Our business plan includes the development of a new assembly line based on our proprietary technology, using a manufacturing facility in the suburbs of Geneva, Switzerland that is currently under construction, to produce solar panels or modules and solar tiles at a lower cost. We believe this new facility will enable us to produce solar photovoltaic (“PV”) modules that are larger than three square meters.

To implement our business plan, we will need to complete the design of the solar panels or modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our plan is to complete the manufacturing facility, manufacture the prototypes and have them tested and licensed during the fourth quarter of 2008, and to commence production and sale of our new products by June 2009.

To date, we have generated only limited revenue from the sale of solar panels or modules and solar tiles manufactured by third parties and the related engineering services required to design and install the same. In addition, during the period from January 2008 to June 2008, the Company also generated revenue from the sale of electricity produced by the solar PV modules on the roof of its new manufacturing facility, which we refer to as the Solar Plant, to a local utility in Geneva. As of June 30, 2008, the Company no longer expects to generate revenue from the sale of electricity produced by the solar PV modules on the roof of its new manufacturing facility as the roof was sold during June 2008.

Once our manufacturing capabilities are operational, we will have available a product line for our SunTechTile® and SwissTile® solar tiles and, in the future, for high power rated solar modules. Historically, we have relied upon third party vendors to supply us with component parts such as cells in order to manufacture and produce our products. As a result of our new manufacturing facility and our new proprietary technology for module assembly, we believe that we are positioning ourselves to manufacture and produce on a much larger scale solar products that are competitive in the solar energy market.

We have experienced operating losses from our early stage operations, which have involved developing and testing our new solar panel technology and commencement of the sales and distribution portions of our business by selling custom solar panels or modules and solar tiles using an early stage technology. We anticipate incurring operating losses over the next few years as we complete the development, testing, prototypes and licensing of our new products and commence production. Our research and development costs and costs incurred in manufacturing prototype panels to date have been expensed. We do not believe that we can achieve profitability until development, implementation and commercialization of our new products manufactured through the new assembling processes are operational.

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

However, over the near term there are significant competitive concerns with solar energy. As the cost of producing electricity from grid connected PV installations is higher than the current cost of electricity from fossil or nuclear plants, the PV market relies heavily on government subsidies and regulation concerning independent power producers. These regulations favor PV electricity in some, but not all, countries. Existing regulations are subject to change due to local political factors affecting the energy market, especially in Europe, where the process has been ongoing for 10 years. The major PV market in Europe is Germany, where the EEG law governs. We expect France will play an increasing role in the future due to recently enacted laws. Other countries, including Italy, Spain and Greece, have similar but less favorable laws. The PV market is heavily dependent on public policies and, as a result, such policies present the greatest uncertainties for our products. Anticipated reductions of the feed-in tariff in Germany and Switzerland by 9% and 8%, respectively, per year could affect our sales. Spain has already spoken of decreasing the tariff during 2008 by 20%. Without continued and/or enhanced governmental support in the form of favorable laws and subsidies, the projected growth of the PV market will not exist, which could hurt our results of operations. Our primary market for our SwissTile® product will be Switzerland, which recently enacted a new feed in tariff that became effective May 2008. This tariff has 10 different values depending on PV integration and size. Due to the properties of our SwissTile® product, we believe that it will receive the highest value, which will be favorable for us. The tariff will decrease for new entrants by 8% every year starting in 2010.

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

We are in ongoing discussions with strategic partners, including cell manufacturers, PV line manufacturers and special machine manufacturers to assist us with our new technology for module assembly. We are also progressing with construction of our manufacturing facility, which is expected to be fully operational during the first half of 2009.

During the six months ended June 30, 2008, we continued to market our solar tiles and to quote our solar PV turn-key installations to prospects. In addition, we generated revenue of $32,592 and incurred costs of goods sold of $1,757. The decrease in revenue and corresponding decrease in cost of goods sold are attributable to management’s increased focus on completing our manufacturing facility and producing our solar products on a large scale and away from smaller custom installation projects. As of the end of fiscal year 2007, the Solar Plant, which is housed on the roof of our manufacturing facility, is operational, and, as of January 2008, we generated revenue of $247,730 from the sale of electricity. As of the end of June 2008, we no longer generate this revenue due to the sale of the Solar Plant to Services Industriels de Geneve (“SIG”).

 Based on current and planned custom installation projects that will be completed during the third and fourth quarters of 2008, we believe that our cash flow from operating activities for the remainder of fiscal year 2008 will be greater than our cash flow from operating activities during 2007. As previously reported, and in light of these projects, we believe that our operating expenses in fiscal 2008 will be approximately $2 million, which we anticipate financing through revenue generated from operating income and with available cash. Management anticipates total capital expenditures of approximately $14 million for the new manufacturing facility and $3.5 million for the assembly line and related machinery during the remainder of 2008 and the first half of 2009. We anticipate financing these capital expenditures through available cash, loans and lines of credit, but we will likely also need additional financing to expand our operations once our manufacturing facility is fully operational as well as to secure long-term silicon supply contracts. We do not have any current agreements in place to secure such financing. In addition, we entered into a credit facility of CHF4,500,000 ($4,420,350) on September 18, 2007 with ScanE. The proceeds were received on October 1, 2007 and became due on March 17, 2008. On June 20, 2008, the Company announced the sale of its Solar Plant for gross proceeds of CHF5,716,788 ($5,496,383), inclusive of VAT. SES Switzerland received substantially all of the proceeds from this sale on June 30, 2008 and used a portion of the proceeds to repay in full the CHF4,500,000 loan as of July 2, 2008.

We expect to continue to experience losses from operations until we can generate revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long-term in order to continue as a going concern.

Selected Financial Data

	June 30,	December 31,
Balance Sheets	2008	2007
	(unaudited)
	(in $)
Total current assets	8,387,427	4,472,884
Total long-term assets	9,471,104	9,858,585
Total current liabilities	6,286,006	10,366,547
Total long-term liabilities	7,364,849	7,563
Total liabilities and stockholders' equity	17,858,531	14,331,469

	For the Three Months Ended
Statement of Operations	June 30,
(unaudited)	2008	2007
	(in $)
Total revenues	32,592	1,165,035
Total cost of goods sold (exclusive of depreciation shown separately below)	(1,757)	(969,972)
Personnel	143,816	86,779
Rent and lease expenses	39,552	32,382
Research and development	67,755	58,963
Depreciation and amortization	18,435	12,145
General and administrative expenses	204,316	301,442
Interest expense	(101,854)	(16,037)
Interest income	16,544	46,788
Other gain	1,134,915	0
Foreign exchange gain (loss)	(58,020)	(30,270)
Total other income	991,585	481
Taxes	0	0
Net income (loss) from continuing operations	991,585	(296,167)
Income from discontinued operations	164,592	0
Taxes	0	0
Net income (loss) from discontinued operations	164,592	0
Net income (loss)	713,138	(296,167)
Other comprehensive income: translation adjustment	102,407	17,263
Comprehensive income (loss)	815,545	(278,904)

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income (Loss)

Our net income for the three months ended June 30, 2008 was $713,138 compared to a net loss of $296,167 for the three months ended June 30, 2007. The net income during the period ended June 30, 2008 was due primarily to the $1,134,915 gain generated by the sale of our Solar Plant and a decrease in operating expenses ($68,626), offset by a foreign exchange loss of $58,020 due to the increase in the currency exchange rate between the Swiss franc and the US dollar and an increase of $85,867 in interest expense due to increased borrowings.

Revenues and Cost of Goods Sold

The Company recognizes revenue on the completed-contract method, and therefore when projects are completed. During the three months ended June 30, 2008, we generated total revenue of $32,592 as compared to $1,165,035 for the three months ended June 30, 2007.

Cost of goods sold for the three months ended June 30, 2008 was $1,757 compared to cost of goods sold of $969,972 for the three months ended June 30,2007.

The decrease in revenue and corresponding decrease in cost of goods sold are attributable to management’s increased focus on completing our manufacturing facility and producing our products on a large scale and away from smaller custom installation projects.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 and 2007 were $473,874 and $491,711, respectively, which represents a 4% decrease. Personnel, rent, research and development, general and administrative expenses, and depreciation and amortization expenses constitute the components of our operating expenses.

The majority of the decrease was related to personnel costs to develop the new activities of our operating subsidiary (increase of $57,037) and additional research and development expenses (increase of $8,792), partially offset by decrease in general and administrative expenses, including expenses associated with the preparation and SEC compliance of various public filings (decrease of $97,126) and an increase of $6,290 in depreciation and amortization expense.

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense increased to $101,854 for the three months ended June 30, 2008 compared with $16,037 for the three months ended June 30, 2007. The increase in interest expense was primarily attributable to the increase in loans from ScanE and from Banque Cantonale de Genève (“BCGE”).

Interest income for the three months ended June 30, 2008 was $16,544 compared to $46,788 for the three months ended June 30, 2007. The interest income earned during the period was received from time deposits.

The one time net gain generated by the sale of our Solar Plant to SIG was $1,134,915. This amount mostly covers research and development costs of the Solar Plant that had been previously expensed.

Foreign exchange loss for the three months ended June 30, 2008 was $58,020 as compared to $30,270 for the three months ended June 30, 2007. Our wholly owned subsidiary, SES Switzerland, conducts substantially all its business and incurs substantially all its costs in Swiss francs. The foreign exchange loss reflects the increase in the currency exchange rate between the Swiss franc and the US dollar.

Net Income (Loss) from Discontinued Operations, net of tax

Our electricity producing segment was sold in June 2008. The Solar Plant has been operational since the end of 2007, and as of January 2008, has generated revenue through the sale of electricity. For the three months ended June 30, 2008, we recorded net income from discounted operations from such sales in the amount of $164,592. Due to the sale of the Solar Plant at the end of June 2008, no further revenue from the sale of electricity will be recognized in future periods.

Statement of Operations	For the Six Months Ended June 30,
(unaudited)	2008	2007
	in $
Total revenues	32,592	1,165,035
Total cost of goods sold (exclusive of depreciation shown separately below)	(1,757)	(969,972)
Personnel	282,243	172,164
Rent and lease expenses	76,303	65,152
Research and development	220,587	169,436
Depreciation and amortization	85,091	24,741
General and administrative expenses	405,358	492,067
Interest expense	(219,997)	(29,006)
Interest income	39,189	95,288
Other gain	1,134,915	0
Foreign exchange gain /(loss)	337,523	(25,569)
Total other income (expense)	1,291,630	40,713
Taxes	0	0
Net income (loss) from continuing operations	252,883	(687,784)
Income from discontinued operations	247,730	0
Taxes	0	0
Net income (loss) from discontinued operations	247,730	0
Net income (loss)	500,613	(687,784)
Other comprehensive income: translation adjustment	(250,296)	13,547
Comprehensive income (loss)	250,317	(674,237)

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income (Loss)

Our net income for the six months ended June 30, 2008 was $500,613 as compared to a net loss of $687,784 for the six months ended June 30, 2007. The net income during the period ended June 30, 2008 was due primarily to the $1,134,915 gain generated by the sale of our Solar Plant partially offset by an increase of $190,991 in interest expense due to increased borrowings.

Revenues and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore, only when projects are completed. During the period January 1 to June 30, 2008, we generated total revenue of $32,592 as compared to $1,165,035 for the six months ended June 30, 2007.

Cost of goods sold for the six months ended June 30, 2008 was $1,757 compared to cost of goods sold of $969,972 for the six months ended June 30, 2007.

Operating Expenses

Operating expenses for the six months ended June 30, 2008 were $1,069,582 compared to operating expenses of $923,560 for the six months ended June 30, 2007. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our operating expenses. The majority of the increase was related to personnel costs to develop the new activities of our subsidiary (increase of $110,079), and additional research and development expenses (increase of $51,151), partially offset by a decrease in general and administrative expenses associated with preparation and SEC compliance of various public filings (decrease of $86,709). We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense increased to $219,997 for the six months ended June 30, 2008 as compared to $29,006 for the six months ended June 30, 2007. The increase in interest expense was primarily attributable to the increase in the amount of the loan from ScanE and from BCGE.

Interest income for the six months ended June 30, 2008 was $39,189 as compared to $95,288 for the period ended June 30, 2007. The interest income earned during the period was received from time deposits.

The one time net gain generated by the sale of our Solar Plant to SIG was $1,134,915. This amount mostly covers research and development costs of the Solar Plant that had been previously expensed.

Foreign exchange gain for the six months ended June 30, 2008 was $337,523 compared to foreign exchange loss of $25,569 for the six months ended June 30, 2007. Historical financial statements prior to September 27, 2006, the date of the reverse acquisition, are those of SES Switzerland, which conducts substantially all its business and incurs substantially all its costs in Swiss francs.

Net Income (Loss) from Discontinued Operations, net of tax

Our electricity producing segment was sold in June 2008. The Solar Plant, which is housed on the roof our manufacturing facility, has been operational since the end of 2007, and as of January 2008, has generated revenue through the sale of electricity. For the six months ended June 30, 2008, revenue generated from such sales totaled $247,730. Due to the sale of the Solar Plant at the end of June 2008, no further revenue from the sale of electricity will be recognized in future periods.

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including consulting, accounting and legal costs, staff costs, and accounts payable.

As of June 30, 2008, we had working capital of $2,101,421 compared to $4,102,538 as of June 30, 2007, and our cash and cash equivalents increased to $6,414,000 as of June 30, 2008 compared to $5,538,585 as of June 30, 2007. This decrease of working capital is the result of increased short-term borrowings and accounts payable over the comparable periods. The increase in available cash and cash equivalents is attributable to the sale of our Solar Plant.

As of June 30, 2008, we had accounts payable of $890,591 compared to $3,711,775 as of December 31, 2007. This large decrease is the result of amounts paid to creditors for construction costs relating to our manufacturing facility. We made these payments utilizing loan proceeds received from BCGE and ScanE.

At June 30, 2008, we had short-term debt in the amount of $4,420,350 compared to $6,147,728 as of December 31, 2007.

We currently have several loans outstanding with ScanE. The first such loan in the amount of up to $982,300 was made on November 3, 2003 and carries a principal balance of $952,310. The loan bears interest at 4%. Although the loan matured on March 31, 2008, we filed a request on April 2, 2008 with ScanE to renew the loan for a period of 24 months on the same terms and conditions. On May 19, 2008, ScanE granted our Company’s request that the loan be extended for a period of 24 months on the same terms and conditions. The new maturity date for the loan is March 31, 2010.

On January 21, 2004, we obtained a CHF1 million ($982,300) credit facility from ScanE to finance the construction of our new manufacturing facility. Release of the loan proceeds was contingent upon the Company satisfying certain conditions precedent, which were satisfied by November 13, 2007. As of January 8, 2008, we had utilized the full amount of the loan, which bears a fixed annual interest rate of 4%.

A new six month credit facility of CHF4,500,000 ($4,420,350) was signed on September 18, 2007 with ScanE. The loan bears interest at 5%. The proceeds were received on October 1, 2007 and were to be reimbursed on March 17, 2008. ScanE extended the loan under the existing loan agreement until June 20, 2008. On June 20, 2008, the Company announced that it had agreed to sell its PV power plant on the roof of its manufacturing facility to Services Industriels de Geneve (“SIG”). The Company received substantially all of the proceeds from this sale on June 30, 2008 and used a portion of the proceeds to reimburse the CHF4,500,000 loan in full as of July 2, 2008.

SES Switzerland also has a revolving credit line with UBS, which was increased from CHF100,000 ($98,230) to CHF3,000,000 ($2,946,897) as of January 31, 2008, used mainly to cover short-term cash needs. The revolving credit line is secured by short term deposits denominated in US dollars with UBS, amounting to $3,155,000 as of June 30, 2008. The credit line bears interest at the rate of 4.75%. The credit line can be cancelled by either party at any time. The credit facility had a balance CHF0 ($0) as June 30, 2008 and CHF1,450,764 ($1,288,815) as of December 31, 2007.

SES Switzerland also has a Construction Credit Agreement with BCGE dated December 20, 2006 in the amount of $4,715,035 (CHF4.8 million), which is intended for financing the construction of our new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million ($8,349,541). The amended loan amount must be drawn down no later than the date of completion of the construction or December 11, 2008. We used $5,430,239 (CHF5,528,086) of this financing as of June 30, 2008, and $7,563 (CHF8,513) as of December 31, 2007. The loan bears interest at a rate of 3.5% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($8,840,691) on the manufacturing facility.

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

Operating Activities

Net cash used in operating activities was $697,617 for the six months ended June 30, 2008 as compared to $195,264 of net cash used in operating activities for the six months ended June 30, 2007. In local currency, use of funds for operating activities was larger during this period compared to the same period in 2007. However, exchange rate volatility has greatly offset the difference. Billings in excess of cost and estimated earnings increased by $150,438 due to advances received for new projects. Additionally, inventory of our new PV SwissTile® products increased by $1,010,838. Finally operating activities include a net gain of $1,134,915 from the sale of the solar plant.

Investing Activities

Net cash used in investing activities was $1,030,323 during the six months ended June 30, 2008 as compared to $290,795 used in investing activities during the six months ended June 30, 2007. The increase in investing activities is mostly due to investments for the construction of our manufacturing plant. Net cash is comprised of cash received from the sale of the Solar Plant for $4,970,752 and the use of cash to pay creditors for the construction of the building and plant in the amount of $6,001,074.

We continue to expect total capital expenditures of approximately $17,500,000 as we build our new manufacturing facility and purchase additional equipment.

Financing Activities

Net cash provided by financing activities was $4,833,261 for the six months ended June 30, 2008 as compared to $0 for the six months ended June 30, 2007.

The increase financing was received from bank loans granted to build the new plant from BCGE and ScanE. During 2008, the amount represents a net financing between use of bank loans for $6,216,608 and the reimbursement of our line of credit with UBS for $1,383,347.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

At June 30, 2008, we had an outstanding purchase order of EUR448,600 ($708,734), using the exchange rate of 0.63296 as of  June 30, 2008 for the future construction of a new machine to be used in the new manufacturing plant for solar modules production. We made an advance of EUR269,160 ($425,241) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Dated: August 14, 2008		SES SOLAR INC. (Registrant)

	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)