Form 10-Q/A
period 2008-06-30
SES SOLAR INC.
filed 2008-11-05
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2008 is being filed solely to provide revised disclosure as discussed in Note 10 to the related financial statements.

Except as specifically referenced herein, this Amendment does not reflect any event, results or developments concerning our business, financial condition or results of operations occurring subsequent to August 14, 2008, the filing date of the original report.

Pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II is also hereby amended to provide currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) under the Securities Exchange Act of 1934, which certifications are filed herewith as Exhibits 31.2 and 31.2, respectively.

- i -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SES SOLAR INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
 (in $, except per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS (in $)
Current Assets:
Cash and cash equivalents	6,414,000	3,429,033
Receivables, net of allowance for doubtful accounts of $0 for the periods ended 2008 and 2007	261,030	47,356
Due from related party	93,919	84,938
Inventory	1,341,870	271,794
Other current assets	276,608	639,763
Total current assets	8,387,427	4,472,884
Long-Term Assets:
Deferred expense	60,000	180,000
Advance payments for machinery	425,241	396,432
Total other long-term assets	485,241	576,432
Property and Equipment, at cost,	486,236	437,493
Solar Plant	0	3,785,521
Building construction	8,903,635	5,398,153
Less accumulated depreciation and amortization	(404,008)	(339,014)
Total fixed assets	8,985,863	9,282,153
Total long-term assets	9,471,104	9,858,585

Total assets	17,858,531	14,331,469

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	4,420,350	6,147,728
Accounts payable	890,591	3,711,775
Billings in excess of cost and estimated earnings	975,065	507,044
Total current liabilities	6,286,006	10,366,547
Long-Term Liabilities:
Loan payable	952,310	0
Construction loan	6,412,539	7,563
Total long-term liabilities	7,364,849	7,563
Stockholders' Equity:
Common stock, $0.001 par value;	73,081	73,081
100,000,000 shares authorized;
73,081,168 shares issued and outstanding
Additional paid-in capital	8,050,093	8,050,093
Accumulated other comprehensive income (loss)
Translation adjustment	(645,743)	(395,447)
Year end accumulated deficit	(3,269,755)	(3,770,368)
Total stockholders' equity (deficit)	4,207,676	3,957,359

Total Liabilities and Stockholders' Equity	17,858,531	14,331,469

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in $, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008 (unaudited) (as restated - see Note 10)	2007 (unaudited)	2008 (unaudited) (as restated - see Note 10)	2007 (unaudited)
Revenue:
Revenue	32,592	1,165,035	32,592	1,165,035
Cost of goods sold (exclusive of depreciation shown separately below)	1,757	969,972	1,757	969,972
Costs and Expenses:
Personnel	143,816	86,779	282,243	172,164
Rent and leases expenses	39,552	32,382 28,991	76,303	65,152
Research & Development	67,755	58,963	220,587	169,436
Other General & Administrative Expenses	204,316	301,442	405,358	492,067
Depreciation and amortization	18,435	12,145	34,302	24,741
Total costs and expenses	473,874	491,711	1,018,793	923,560
Other Income and Expense:
Interest expense	(101,854)	(16,037)	(219,997)	(29,006)
Interest income	16,544	46,788	39,189	95,288

Foreign exchange gain/(loss)	(58,020)	(30,270)	337,523	(25,569)
Total other income (loss)	(143,330)	481	156,715	40,713

Income (loss) before taxes from continuing operations	(586,369)	(296,167)	(831,243)	(687,784)
Income taxes	0	0	0	0
Net income (loss) from continuing operations	(586,369)	(296,167)	(831,243)	(687,784)
Income (loss) from discontinued operations before taxes (Note 9)	1,299,507	0	1,331,856	0
Income taxes	0	0	0	0
Net income (loss) from discontinued operations	1,299,507	0	1,331,856	0
Net income (loss)	713,138	(296,167)	500,613	(687,784)
Other Comprehensive income (loss):
Translation adjustment	102,407	17,263	(250,296)	13,547
Comprehensive income (loss)	815,545	(278,904)	250,317	(674,237)
Basic and diluted weighted average shares	73,081,168	48,937,761	73,081,168	48,937,761
Basic and diluted net income (loss) per share from continuing operations	(0.008)	(0.006)	(0.011)	(0.014)
Basic and diluted net income (loss) per share from discontinuing operations	0.018	0	0.018	0
Basic and diluted net income (loss) per share	0.010	(0.006)	0.007	(0.014)

For 2007 amounts have been reclassified to reflect discontinued operations. There was no income or expense from discontinued operations.

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Six Months Ended June 30,
	2008	2007
	(unaudited) (as restated - see Note 10)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	500,613	(687,784)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	135,880	24,741
Stock compensation for options	0	31,647
Gain on sale of power plant	(1,185,704)	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including Due from Related Party	(202,555)	0
Inventory	(1,010,838)	0
Other current assets	418,025	44,866
Deferred Expenses	120,000	120,000
Increase (decrease) in:
Accounts payable and accrued expenses	124,690	19,432
Billings in excess of cost and estimated earnings	402,272	251,834
Net cash used in operating activities	(697,617)	(195,264)

Cash Flows from Investing Activities:
Proceed on sale of solar plant	4,970,752	0
Property, plants and equipment	(6,001,074)	(201,941)
Advance payments for machinery	0	(88,854)
Net cash used in investing activities	(1,030,322)	(290,795)

Cash Flows from Financing Activities:
Proceed of construction loan	6,216,608	0
Bank loan	(1,383,347)	0
Net cash provided by financing activities	4,833,261	0

Increase (decrease) in cash and cash equivalents	3,105,322	(486,059)
Effect of exchange rate changes on cash	(120,355)	7,978
Cash and cash equivalents, beginning of the quarter	3,429,033	6,016,666
Cash and cash equivalents, end of the quarter	6,414,000	5,538,585
Supplemental cash flow information
Cash paid for interest	219,997	29,006
Supplemental disclosure of non-cash operating and investing activities
Non cash Activities, Issuance of stock options for services	0	31,647
Non cash transaction, Property, plants and equipment in account payable	395,351	0

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

The exchange rates used for translating the financial statements are listed below:

Average Rates	2008	2007
	CHF	CHF
	$1.04873	1.22743

Balance Sheet period-end rates	2008	2007
	CHF	CHF
	$1.01802	1.12566

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions.

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

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory is summarized as follows:

	Six Months Ended June 30, 2008	Twelve Months Ended December 31, 2007
	$	$
Raw Materials and Others	1,142,614	97,159
Finished Goods	199,256	174,635
Total Inventory	1,341,870	271,794

6. Borrowings Under Revolving Credit Facility, Short and Long-Term Loans

Short-Term Loan	Six Months Ended June 30, 2008	Twelve Months Ended December 31, 2007
	$	$
Geneva (Switzerland) State Department of Energy	0	861,248
Geneva (Switzerland) State Department of Energy	4,420,350	3,997,665
UBS	0	1,288,815
	4,420,350	6,147,728

Long-Term Loan	Six Months Ended June 30, 2008	Twelve Months Ended December 31, 2007
	$	$
Banque Cantonale de Genève	5,430,239	7,563
Geneva (Switzerland) State Department of Energy	1,934,610	0
	7,364,849	7,563

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

The following table presents future minimum lease commitments (concerning the lease of a vehicle) under operating leases at June 30, 2008:

Operating Leases
$
2008	8,527
2009	14,289
Thereafter	—
Total	22,816

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

The net income from discontinued operations during the six-month period ended June 30, 2008 was $1,331,856, and for the three-month period it was $1,299,507. In 2007 there was no income or expense from discontinued operations.

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Revenue	164,592	247,730
Operating expenses	(50,789)	(101,578)
Gain (loss) on sale	1,185,704	1,185,704
Income tax (expense) recovery	—	—
Net earnings (loss) from discontinued operations	1,299,507	1,331,856

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Restatement of Financial Information

Certain items have been reclassified in the Financial Statements presented on the originally issued Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Cash Flow Statement - see reconciliation below. This restatement was necessary due to the fact that the Company inappropriately included the sale of the Solar Plant within continuing operations. The reclassification has no impact on the consolidated balance sheet.

	Three Months Ended 30 June 2008		Six Months Ended 30 June 2008
	As Previously	As Restated	As Previously	As Restated
	Reported		Reported

Statements of Operations and Comprehensive Income (Loss)	US$	US$	US$	US$

Depreciation and amortization	18,435	18,435	85,091	34,302
Other gain	1,134,915	0	1,134,915	0
Total other income	991,585	(143,330)	1,291,630	156,715
Income (loss) before taxes from continuing operations	548,546	(586,369)	252,883	(831,243)
Net income (loss) from continuing operations	548,546	(586,369)	252,883	(831,243)
Income from discontinued operations before taxes	164,592	1,299,507	247,730	1,331,856
Net income (loss) from discontinued operations	164,592	1,299,507	247,730	1,331,856
Basic and diluted net income (loss) per share from continuing operations	0.008	(0.008)	0.004	(0.011)
Basic and diluted net income (loss) per share from discontinuing operations	0.002	0.018	0.003	0.018

	As Previously	As Restated
	Reported
Cash Flow Statement	USD	USD

Depreciation and amortization	85,091	135,880
Gain on sale of Solar Plant	(1,134,915)	(1,185,704)

11. Stockholders' Equity

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

12. Subsequent Events

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

As discussed in Note 10 to the accompanying consolidated financial statements of this amended quarterly report on Form 10-Q, subsequent to the filing date of the Company's Form 10-Q for the period ended June 30, 2008, management determined that certain assets held for sale were not presented correctly in accordance with GAAP. Management has determined that depreciation of the Solar Plant and the gain on its sale should have been disclosed under discontinued operations. Management's Discussion and Analysis and Plan of Operations has been revised accordingly.

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

During the six months ended June 30, 2008, we continued to market our solar tiles and to quote our solar PV turn-key installations to prospects. In addition, we generated revenue of $32,592 and incurred costs of goods sold of $1,757. The decrease in revenue and corresponding decrease in cost of goods sold are attributable to management’s increased focus on completing our manufacturing facility and producing our solar products on a large scale and away from smaller custom installation projects. As of the end of fiscal year 2007, the Solar Plant, which is housed on the roof of our manufacturing facility is operational, and, as of January 2008, we generated revenue of $247,730 from the sale of electricity. As of the end of June 2008, we no longer generate this revenue due to the sale of the Solar Plant to Services Industriels de Geneve (“SIG”).

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

Selected Financial Data

Balance Sheets	June 30, 2008	December 31, 2007
	(unaudited)
	(in $)
Total current assets	8,387,427	4,472,884
Total long-term assets	9,471,104	9,858,585
Total current liabilities	6,286,006	10,366,547
Total long-term liabilities	7,364,849	7,563
Total liabilities and stockholders' equity	17,858,531	14,331,469

Statement of Operations (unaudited) (as restated-- see Note 10)	For the Three Months Ended June 30,
	2008	2007
	(in $)
Total revenues	32,592	1,165,035
Total cost of goods sold (exclusive of depreciation shown separately below)	(1,757)	(969,972)
Personnel	143,816	86,779
Rent and lease expenses	39,552	32,382
Research and development	67,755	58,963
Depreciation and amortization	18,435	12,145
General and administrative expenses	204,316	301,442
Interest expense	(101,854)	(16,037)
Interest income	16,544	46,788

Foreign exchange gain (loss)	(58,020)	(30,270)
Total other income	(143,330)	481
Taxes	0	0
Net income (loss) from continuing operations	(586,369)	(296,167)
Income (loss) from discontinued operations	1,299,507	0
Taxes	0	0
Net income (loss) from discontinued operations	1,299,507	0
Net income (loss)	713,138	(296,167)
Other comprehensive income (loss): translation adjustment	102,407	17,263
Comprehensive income (loss)	815,545	(278,904)

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income (Loss)

Our net income for the three months ended June 30, 2008 was $713,138 compared to a net loss of $296,167 for the three months ended June 30, 2007. The net income during the period ended June 30, 2008 was due primarily to the $1,185,704 gain generated by the sale of our Solar Plant and a decrease in operating expenses of $36,272, offset by a foreign exchange loss of $58,020 due to the increase in the currency exchange rate between the Swiss franc and the US dollar and an increase of $85,867 in interest expense due to increased borrowings.

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

The one time net gain generated by the sale of our Solar Plant to SIG was $1,185,704. This amount mostly covers research and development costs of the Solar Plant that had been previously expensed.

Statement of Operations (unaudited) (as restated-- see Note 10)	For the Six Months Ended June 30,
	2008	2007
	in $
Total revenues	32,592	1,165,035
Total cost of goods sold (exclusive of depreciation shown separately below)	(1,757)	(969,972)
Personnel	282,243	172,164
Rent and lease expenses	76,303	65,152
Research and development	220,587	169,436
Depreciation and amortization	34,302	24,741
General and administrative expenses	405,358	492,067
Interest expense	(219,997)	(29,006)
Interest income	39,189	95,288

Foreign exchange gain /(loss)	337,523	(25,569)
Total other income (expense)	156,715	40,713
Taxes	0	0
Net income (loss) from continuing operations	(831,243)	(687,784)
Income from discontinued operations	1,331,856	0
Taxes	0	0
Net income (loss) from discontinued operations	1,331,856	0
Net income (loss)	500,613	(687,784)
Other comprehensive income: translation adjustment	(250,296)	13,547
Comprehensive income (loss)	250,317	(674,237)

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Net Income (Loss)

Our net income for the six months ended June 30, 2008 was $500,613 as compared to a net loss of $687,784 for the six months ended June 30, 2007. The net income during the period ended June 30, 2008 was due primarily to the $1,185,704 gain generated by the sale of our Solar Plant partially offset by an increase of $190,991 in interest expense due to increased borrowings.

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

Operating Expenses

Operating expenses for the six months ended June 30, 2008 were $1,018,793 compared to operating expenses of $923,560 for the six months ended June 30, 2007. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our operating expenses. The majority of the increase was related to personnel costs to develop the new activities of our subsidiary (increase of $110,079), and additional research and development expenses (increase of $51,151), partially offset by a decrease in general and administrative expenses associated with preparation and SEC compliance of various public filings (decrease of $86,709). We expect that as we continue to implement our business plan these expenses will increase accordingly.

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

The one time net gain generated by the sale of our Solar Plant to SIG was $1,185,704. This amount mostly covers research and development costs of the Solar Plant that had been previously expensed.

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

A new six month credit facility of CHF4,500,000 ($4,420,350) was signed on September 18, 2007 with ScanE. The loan bears interest at 5%. The proceeds were received on October 1, 2007 and were to be reimbursed on March 17, 2008. ScanE extended the loan under the existing loan agreement until June 20, 2008. On June 20, 2008, the Company announced that it had agreed to sell its PV power plant on the roof of its manufacturing facility to SIG. The Company received substantially all of the proceeds from this sale on June 30, 2008 and used a portion of the proceeds to reimburse the CHF4,500,000 loan in full as of July 2, 2008.

SES Switzerland also has a revolving credit line with UBS, which was increased from CHF100,000 ($98,230) to CHF3,000,000 ($2,946,897) as of January 31, 2008, used mainly to cover short-term cash needs. The revolving credit line is secured by short term deposits denominated in US dollars with UBS, amounting to $3,155,000 as of June 30, 2008. The credit line bears interest at the rate of 4.75%. The credit line can be cancelled by either party at any time. The credit facility had a balance of CHF0 ($0) as June 30, 2008 and CHF1,450,764 ($1,288,815) as of December 31, 2007.

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

Operating Activities

Net cash used in operating activities was $697,617 for the six months ended June 30, 2008 as compared to $195,264 of net cash used in operating activities for the six months ended June 30, 2007. In local currency, use of funds for operating activities was larger during this period compared to the same period in 2007. However, exchange rate volatility has greatly offset the difference. Billings in excess of cost and estimated earnings increased by $150,438 due to advances received for new projects. Additionally, inventory of our new PV SwissTile® products increased by $1,010,838. Finally operating activities include a net gain of $1,185,704 from the sale of the Solar Plant.

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

Dated: November 4, 2008		SES SOLAR INC. (Registrant)

	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)