Form 10-Q
period 2008-09-30
SES SOLAR INC.
filed 2008-11-07
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ to _______

COMMISSION FILE NUMBER 000-21571

SES SOLAR INC.
 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	33-0860242
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NUMBER)

129, route de Saint-Julien, 1228 Plan-les-Ouates, Geneva, Switzerland
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

+41-22-884-1484
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

The number of shares outstanding of each of the issuer's classes of stock as of November 6, 2008 is 73,081,168 shares of common stock, par value $.001 per share.

-i-

 PART I.  FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

SES SOLAR INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
 (in $)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS (in $)
Current Assets:
Cash and cash equivalents	1,256,972	3,429,033
Receivables, net of allowance for doubtful accounts of $0 for the periods ended 2008 and 2007	17,144	47,356
Due from related party	87,179	84,938
Inventory	1,486,761	271,794
Other current assets	356,789	639,763
Total current assets	3,204,845	4,472,884
Long-Term Assets:
Deferred expense	0	180,000
Advance payments for machinery	388,901	396,432
Total other long-term assets	388,901	576,432
Property and Equipment, at cost	451,344	437,493
Solar Plant	0	3,785,521
Building construction	10,294,462	5,398,153
Less accumulated depreciation and amortization	(391,481)	(339,014)
Total fixed assets	10,354,325	9,282,153
Total long-term assets	10,743,226	9,858,585

Total assets	13,948,071	14,331,469

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	0	6,147,728
Accounts payable	1,073,840	3,711,775
Billings in excess of cost and estimated earnings	1,323,249	507,044
Total current liabilities	2,397,089	10,366,547
Long-Term Liabilities:
Loan payable	883,972	0
Construction loan	7,154,917	7,563
Total long-term liabilities	8,038,889	7,563
Stockholders' Equity:
Common stock, $0.001 par value;
100,000,000 shares authorized;
73,081,168 shares issued and outstanding	73,081	73,081
Additional paid-in capital	8,050,093	8,050,093
Accumulated other comprehensive income (loss)
Translation adjustment	(484,923)	(395,447)
Year end accumulated deficit	(4,126,158)	(3,770,368)
Total stockholders' equity (deficit)	3,512,093	3,957,359

Total Liabilities and Stockholders' Equity	13,948,071	14,331,469

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in $)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Revenue	1,569	90,240	34,161	1,255,275
Cost of goods sold (exclusive of depreciation shown separately below)	1,335	69,524	3,092	1,039,496

Costs and Expenses:
Personnel	123,714	91,433	405,957	263,597
Rent and leases expenses	36,653	34,184	112,956	99,336
Research & Development	58,952	152,738	279,539	322,174
Other General & Administrative Expenses	267,805	340,821	673,163	832,888
Depreciation and amortization	16,527	14,264	50,829	39,005
Total costs and expenses	503,651	633,440	1,522,444	1,557,000
Other Income and Expense:
Interest expense	(102,523)	(20,953)	(322,520)	(49,959)
Interest income	7,567	44,808	46,756	140,096

Foreign exchange gain/(loss)	(258,030)	188,274	79,493	162,705
Total other income (loss)	(352,986)	212,129	(196,271)	252,842

Income (loss) from continuing operations before taxes	(856,403)	(400,595)	(1,687,646)	(1,088,379)
Income taxes	0	0	0	0
Net income (loss) from continuing operations	(856,403)	(400,595)	(1,687,646)	(1,088,379)
Income (loss) from discontinued operations before taxes (Note 9)	0	0	1,331,856	0
Income taxes	0	0	0	0
Net income (loss) from discontinued operations	0	0	1,331,856	0
Net income (loss)	(856,403)	(400,595)	(355,790)	(1,088,379)
Other Comprehensive loss/income:
Translation adjustment	160,820	(99,100)	(89,476)	(85,553)
Comprehensive income (loss)	(695,583)	(499,695)	(445,266)	(1,173,932)
Basic and diluted weighted average shares	73,081,168	52,121,504	73,081,168	50,002,908
Basic and diluted net income (loss) per share from continuing operations	(0.012)	(0.008)	(0.023)	(0.022)
Basic and diluted net income (loss) per share from discontinuing operations	0	0	0.018	0
Basic and diluted net income (loss) per share	(0.012)	(0.008)	(0.005)	(0.022)

For 2007 amounts have been reclassified to reflect discontinued operations. There was no income or expense from discontinued operations.

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	(355,790)	(1,088,379)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	152,407	39,005
Gain on sale of Solar Plant	(1,185,704)	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including Due from Related Party	32,678	(20,498)
Inventory	(1,182,401)	0
Other current assets	311,550	(83,374)
Deferred Expenses	180,000	180,000
Increase (decrease) in:
Accounts payable and accrued expenses	8,840	(114,566)
Billings in excess of cost and estimated earnings	833,879	440,455
Net cash used in operating activities	(1,204,541)	(647,357)

Cash Flows from Investing Activities:
Proceeds on sale of Solar Plant	5,065,460	0
Property, plant and equipment	(7,784,613)	(1,916,939)
Advance payments for machinery	0	(369,738)
Net cash used in investing activities	(2,719,153)	(2,286,677)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	8,341,781	(417,035)
Repayment of long-term debt	(6,554,015)	960,102
Net cash provided by financing activities	1,787,766	543,067

Increase (decrease) in cash and cash equivalents	(2,135,928)	(2,390,967)
Effect of exchange rate changes on cash	(36,133)	(99,426)
Cash and cash equivalents, beginning of the quarter	3,429,033	6,016,666
Cash and cash equivalents, end of the quarter	1,256,972	3,526,273
Supplemental cash flow information
Cash paid for interest	322,520	49,959
Supplemental disclosure of non-cash operating and investing activities
Non cash transaction, Property, plants and equipment in account payable	748,924	0

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
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

As of July 31, 2008, the Company formed a new Swiss wholly owned subsidiary, SES Prod SA (“SES Prod”), also located in Geneva. It is expected that in the future, all of the Company’s manufacturing activities now being conducted by SES Switzerland will be conducted by SES Prod. At such time, SES Switzerland’s primary activity will be managing the Company’s manufacturing facility.

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

The Company’s current business plan includes the development of a new assembly line based on its proprietary technology and the construction of a manufacturing facility in the suburbs of Geneva, Switzerland to produce solar modules and solar tiles at a lower cost. These activities require the Company to design and manufacture prototype panels, have them approved in accordance with European and other standards, manufacture in series and sell them in the primary markets for solar photovoltaic cells. Costs incurred in manufacturing prototype panels have been expensed as research and development costs.

SES USA does not believe it can achieve profitability until development, implementation, and commercialization of its new products manufactured through the new assembling process are operational.

3.	Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries, SES Switzerland and SES Prod. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SES Switzerland and SES Prod. All significant inter-company accounts and transactions have been eliminated in the consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from such estimates.

Foreign Currency Translation - The reporting currency of SES USA is the U.S. dollar ($) whereas SES Switzerland’s functional currency is the Swiss Franc (CHF). The financial statements of SES Switzerland are translated to U.S. dollar equivalents under the current method in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from inter-company receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

The exchange rates used for translating the financial statements are listed below:

Average Rates	2008	2007
	CHF	CHF
	$1.05588	1.19894

	2008	2007
Balance Sheet period-end rates	CHF	CHF
	$1.09672	1.12566

Earnings (Loss) Per Share - Earnings (Loss) per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic and diluted loss per share for the nine months ended September 30, 2007 does not include the effects of warrants and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of warrants for periods in which the warrants exercise price is lower than the Company’s average share price for the period. The nine months ended September 30, 2008 also does not include the effect of warrants outstanding for the period because their exercise price exceeded the average price for the three and nine months ended September 30, 2008.

	Nine Months Ended September 30,
	2008	2007
Basic Weighted average shares outstanding	73,081,168	50,002,908
Diluted weighted average shares outstanding	73,081,168	50,002,908

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note: Due to the net loss, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. The number of shares of common stock listed as beneficially owned by one stockholder includes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the September 30, 2008 and December 31, 2007 balance sheet dates, the warrants were not yet exercised. Also, they are not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

For the nine months ended September 30, 2008 and 2007, the Company has no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization.

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

SES SOLAR INC. AND SUBSIDIARIES
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

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Inventory

Inventory is summarized as follows:

	Nine Months Ended September 30, 2008	Twelve Months Ended December 31, 2007
		$$
Raw Materials and Others	1,301,803	97,159
Finished Goods	184,958	174,635
Total Inventory	1,486,761	271,794

6.	Borrowings Under Revolving Credit Facility, Short and Long-Term Loans

Short-Term Loan	Nine Months Ended September 30, 2008	Twelve Months Ended December 31, 2007
		$$
Geneva (Switzerland) State Department of Energy	0	861,248
Geneva (Switzerland) State Department of Energy	0	3,997,665
UBS	0	1,288,815
	0	6,147,728

Long-Term Loan	Nine Months Ended September 30, 2008	Twelve Months Ended December 31, 2007
		$$
Banque Cantonale de Genève	6,243,107	7,563
Geneva (Switzerland) State Department of Energy	1,795,782	0
	8,038,889	7,563

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 6, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy (“ScanE”) of up to CHF1,000,000 ($911,810). The loan bears interest at a rate of 4%. SES Switzerland used CHF969,470 ($883,972) of this loan as of September 30, 2008, and CHF969,470 ($861,248) as of December 31, 2007. This loan matured on March 31, 2008. On April 2, 2008, the Company filed a request with ScanE to renew the loan for a period of 24 months on the same terms and conditions. By decision dated May 19, 2008, ScanE accepted the Company’s request that the loan be extended for a period of 24 months on the same terms and conditions. The new maturity date for the loan is March 31, 2010. Pursuant to the Canton Geneva Escrow Agreement dated September 15, 2006, Christiane Ernè, Jean-Christophe Hadorn and Claudia Rey personally pledged 10,000,000 of their issued SES USA common shares as a guarantee for the original loan entered into on November 6, 2003. These shares now serve as a guarantee for the renewed loan dated May 19, 2008. The Company does not currently have any plans to repay the loan before its March 31, 2010 maturity date.

On January 21, 2004, ScanE granted the Company a credit facility of CHF1million ($911,810) to finance the construction of the Company’s new manufacturing facility. Release of these loan proceeds was contingent upon the Company satisfying certain conditions precedent, which were satisfied as of November 13, 2007. As of January 8, 2008, we had utilized the full amount of the loan, which has a fixed annual interest rate of 4%. The loan has a duration of 20 years and is secured by a mortgage certificate of CHF1,000,000 ($911,810) on the manufacturing facility. The loan will be reimbursed in 20-equal annual installments of CHF73,581 (approximately $69,688).

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 18, 2007, we signed a six month credit facility for CHF4,500,000 ($4,103,144) with ScanE. The loan bears interest at 5%. The proceeds were received on October 1, 2007 and became due on March 17, 2008. ScanE extended the loan until June 20, 2008 under the same terms and conditions as the existing loan agreement. On June 20, 2008, SES announced the sale of its photovoltaic power station to Services Industriels de Geneve (“SIG”). The Company received substantially all of the proceeds from the sale on June 30, 2008 and used a portion of the proceeds to reimburse this loan in full as of July 2, 2008.

SES Switzerland also had a revolving credit line with UBS in the principal amount of CHF3,000,000 ($2,735,429) used mainly to cover short-term cash needs. The revolving credit line was secured by short-term deposits denominated in US dollars with UBS, amounting to $3,155,000. The credit line bears interest at 4.75%. On August 13, 2008, $ 3,000,000 of the short-term deposit were used to offset the credit line. The balance of the credit facility was CHF0 ($0) as of September 30, 2008 and CHF1,450,764 ($1,288,815) as of December 31, 2007.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève (BCGE) dated December 20, 2006 in the amount of CHF4.8 million ($4,376,687), which is used to finance construction of our new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million ($7,750,383). The amended agreement must be drawn down no later than the date of completion of construction on the new manufacturing facility or December 11, 2008. We used CHF6,846,938 ($6,243,107) of the loan as of September 30, 2008 and CHF8,513 ($7,563) as of December 31, 2007. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($8,206,288) on the manufacturing facility.

7.	Commitments and Contingencies

Operating Leases - Lease expenses for the nine months ended September 30, 2008 and 2007 were $112,956 and $99,336, respectively.

The following table presents future minimum lease commitments (concerning the lease of a vehicle) under operating leases at September 30, 2008:

Operating Leases
$
2008	4,239
2009	14,192
Thereafter	—
Total	18,431

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is CHF52,572 ($49,790) per year. The initial lease term ended on February 28, 2008. The lease has been renewed with the same conditions for the next 12 months.

SES Switzerland also leases a 1,654 square meter industrial facility in Härkingen, Switzerland. The monthly fixed rent is CHF7,232 (approximately $6,849). The lease has no specific termination date. The lease may be cancelled with six months notice at the end of the month, except for December, which requires an additional month’s notice.

On May 27, 2005, we received authorization from the State of Geneva to build a manufacturing facility on their property in Plan-les-Ouates, Switzerland and we received a lease for the land in February 2007. The lease for use of the land is for 60 years commencing on July 1, 2006.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following are the lease commitments:

Use of Land
$
2008	17,063
2009	68,252
2010	68,252
2011	68,252
2012	68,252
Thereafter	3,651,456
Total	3,941,527

SES Switzerland has no non-cancellable operating leases.

Litigation - The Company is from time to time subject to routine litigation incidental to its business. There is no such litigation currently pending.

Capital Commitments - At September 30, 2008, the Company has an outstanding purchase order of EUR448,600 ($648,169) for the future construction of a new machine to be used in the new plant for solar module production. The Company has made an advance payment of EUR269,160 ($388,901) for the purchase of this machine. The balance due will be paid upon delivery of the machine. At September 30, 2008, the Company signed purchase agreements for the building of the new plant for CHF6,979,077($6,363,591). An advance payment of CHF3,138,500($2,861,715) was made on October 1, 2008, the remaining amount will be paid at the end of the construction planned before year end.

8.	Business Segments

As December 31, 2007, all of the Company’s operations were conducted through its wholly owned subsidiary, SES Switzerland, and were limited to the assembly and installation of photovoltaic panels in Switzerland. Commencing January 2008, the Company began selling electricity produced by its photovoltaic power station (the “Solar Plant”) on the roof of its new manufacturing facility to a local utility in Geneva. As previously reported, the Solar Plant was sold in June 2008. As a result, the Company’s operations are again limited to the assembly and installation of photovoltaic panels.

9.	Discontinued Operations

As noted above, the Company sold its Solar Plant in June 2008. The balance sheet and income statement have been retrospectively adjusted to reflect the effects of discontinued operations. The Company sold photovoltaic electricity produced by the Solar Plant to a local electricity provider in Geneva based on a 20-year contract. This contract was cancelled on June 30, 2008 due to the sale of the Solar Plant. The net income from discontinued operations is from the former electricity producing business segment. The Solar Plant and the six-month credit facility of CHF4.5 million dated September 18, 2007 are the sole assets and liabilities, respectively, that comprise the electricity producing business segment.

The net income from discontinued operations during the nine-month period ended September 30, 2008 was $1,331,856 (gain on disposal of $1,185,704, revenue of $247,730 and expenses of $101,578). No income was recorded for the three-month period ended September 30, 2008. In 2007 there was no income or expense from discontinued operations.

Nine months ended September 30, 2008

Revenue	247,730
Operating expenses	(101,578)
Gain (loss) on sale	1,185,704
Income tax (expense) recovery	-
Net earnings (loss) from discontinued operations	1,331,856

10.	Stockholders' Equity

Common Stock - The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and outstanding.

During the nine-month period ended September 30, 2008, no stock purchase warrants were exercised.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrant transactions consisted of the following during the quarter ended September 30, 2008.

	Exercisable Warrants	Strike Price ($)
Warrants outstanding as of December 31, 2007	1,500,000	$0.90
Exercise of warrants	0	0
Warrants outstanding as of September 30, 2008	1,500,000	$0.90

Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price ($)
2010	1,500,000	0.90
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

On August 31, 2006, SES USA entered into an agreement with Standard Atlantic to advise SES USA and its stockholders in connection with the purchase of all of the shares of SES Switzerland. Pursuant to the terms of a Finder’s Agreement between SES USA and Standard Financial (the “Finder’s Agreement”) the parties agreed to a finder’s fee of $228,000 if a transaction were consummated. The Finder’s Agreement also provided that Standard Atlantic would continue to provide consulting services to the Company for a period of 24 months regarding investor relations matters for a monthly fee of $20,000. The two-year consulting fee was due and was paid to Standard Financial at closing. The Company paid and recorded initially the total amount as deferred expense and amortized the amount over the 24 months of the consulting agreement, which ended on September 2008.

11.	Subsequent Events

Other than as disclosed herein, no major events have occurred since September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in our Annual Report on Form 10 KSB. As used herein, the terms “company,” “SES USA,” “our,” “we,” and “us” refer to SES Solar Inc. and its subsidiaries on a consolidated basis, and the terms “SES Switzerland” and “SES Production” refer to our wholly owned subsidiaries, unless the context requires otherwise.

SES Solar Inc. is a Delaware corporation based in Geneva, Switzerland engaged in the business of designing, engineering, producing and installing solar modules and solar tiles for generating electricity. We have developed a new assembly technology for solar panels that allows for higher quality electrical contacts, better performance and reduced costs resulting from our proprietary automation processes. We are constructing a manufacturing facility that will include a new assembly line based on our proprietary technology to complete the development and testing of our new products. To date, while we have been engaged in developing and testing our new solar panel assembly technology, we have been developing the sales and distribution portions of our business by selling solar panels produced by third parties and by responding to quotations for our solar tiles to electric companies, local governmental agencies and private home owners.

Overview

This overview addresses our plan of operation and the trends, events, and uncertainties that have been identified by our management as those that we believe are reasonably likely to materially affect the comparison of historical operating results reported herein to either past period results or to future operating results.

We have developed and patented a new assembly technology for solar modules and solar tiles. Our business plan includes the development of a new assembly line based on our proprietary technology, using a manufacturing facility in the suburbs of Geneva, Switzerland that is currently under construction to produce solar modules and solar tiles at a lower cost. We believe this new facility will enable us to produce solar photovoltaic (“PV”) modules that are larger than three square meters.

To implement our business plan, we will need to complete the design of the solar modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our plan is to complete the manufacturing facility in December 2008 and commence production and sale of our new products in the first or second quarter of 2009.

To date, we have generated only limited revenue from the sale of solar modules and solar tiles manufactured by third parties and the related engineering services required to design and install the same. In addition, during the period from January 2008 to June 2008, we generated revenue from the sale of electricity produced by our Solar Plant. As of June 30, 2008, we no longer expect to generate such revenue from the sale of electricity, as we sold the Solar Plant to a third party in June 2008.

Once our manufacturing capabilities are operational, we will have available a product line consisting of our SunTechTile® and SwissTile® solar tiles and, in the future, our high power rated solar modules. Historically, we have relied upon third-party vendors to supply us with component parts, such as PV cells, in order to manufacture and produce our products. As a result of our new manufacturing facility and our proprietary technology for module assembly, we believe that we are positioning ourselves to manufacture and produce our solar products on a much larger scale and one that is competitive in the solar energy market.

We have experienced operating losses from our early stage operations, which have involved developing and testing our new solar panel technology and commencement of the sales and distribution portions of our business by selling custom solar modules and solar tiles using an early stage technology. We anticipate incurring additional operating losses over the next few years as we complete the development, testing, prototypes and licensing of our new products and commence production. Our research and development costs and the costs incurred in manufacturing prototypes have been expensed to date. We do not believe that we can achieve profitability until development, implementation and commercialization of our solar products manufactured through our new assembling processes are operational.

We believe the demand for solar modules and solar tiles will ultimately be substantial. According to the Energy Information Administration, global demand for electricity is expected to increase from 16.4 trillion kilowatt hours in 2004 to 30.3 trillion kilowatt hours in 2030. Over time, supply constraints, rising electricity prices, dependence on foreign countries for fuel feedstock and environmental concerns could limit the ability of many conventional sources of electricity and other alternative sources to supply this rapidly expanding global demand. According to the U.S. Department of Energy, solar energy is the only source of renewable power with a large enough resource base to supply a significant percentage of the world’s electricity needs over the next several decades.

However, over the near term there are significant competitive concerns with solar energy. As the cost of producing electricity from grid connected PV installations is higher than the current cost of electricity from fossil or nuclear plants, the PV market relies heavily on government subsidies and regulation concerning independent power producers. These regulations favor PV electricity in some, but not all, countries. Existing regulations are subject to change due to local political factors affecting the energy market, especially in Europe, where the process has been ongoing for 10 years. The major PV market in Europe is Germany, where the EEG law governs. We expect France will play an increasing role in the future due to recently enacted laws. Other countries, including Italy, Spain and Greece, have similar but less favorable laws. The PV market is heavily dependent on public policies and, as a result, such policies present the greatest uncertainties for our products. Anticipated reductions of the feed-in tariff in Germany and Switzerland by 9% and 8%, respectively, per year could affect our sales. Spain has already spoken of decreasing the tariff during 2008 by 20%. Without continued and/or enhanced governmental support in the form of favorable laws and subsidies, the projected growth of the PV market will not exist, which could hurt our results of operations. Our primary market for our SwissTile® product will be Switzerland, which recently enacted a new feed-in tariff that became effective May 2008. This tariff has 10 different values depending on PV integration and size. Due to the properties of our SwissTile® product, we believe that it will receive the highest value, which will be favorable for us. The tariff will decrease for new entrants by 8% every year starting in 2010.

Worldwide, annual installations by the PV industry grew from 0.4GW in 2002 to 1.7GW in 2006, representing an average annual growth rate of over 42%, and 2.9GW at the end of 2007, representing a 70% increase in one year. Cumulative installed capacity reached just below 10GW at the end of 2007. Despite this growth, solar electricity still represents a small fraction of the supply of electricity. So long as governments and the market are focused on the ability of manufacturers to develop new technologies that reduce the cost of solar electricity, we believe that the demand for solar energy products will continue to grow significantly. This growth projection is based on continued governmental support, on the success of such manufacturing efforts to reduce the gap between the cost of solar electricity and more conventional and established methods of generating electricity, and on other developments affecting the world energy market. In addition to the uncertainties associated with government subsidies and these other factors, it is also possible that breakthrough technologies might emerge in other areas that will reduce demand for new solar energy products. Furthermore, even within the solar energy area, it is possible that developments in thin films or nanoscience could reduce the cost of PV cells or that continued shortages in the supply of polysilicon, an essential raw material in the production of our PV cells, could impact our proposed new products and adversely affect our plan of operation.

We are in ongoing discussions with strategic partners, including cell manufacturers, PV line manufacturers and special machine manufacturers to assist us with our new technology for module assembly. We are also progressing with construction of our manufacturing facility, which is expected to be fully operational during the first half of 2009.

During the nine months ended September 30, 2008, we continued to market our solar tiles and to quote our solar PV turn-key installations to prospects. In addition, we generated revenue of $34,161 and incurred costs of goods sold of $3,092. The decrease in revenue and corresponding decrease in cost of goods sold over this period are attributable to management’s increased focus on completing our manufacturing facility and producing our solar products on a large scale and away from smaller custom installation projects. The Solar Plant, which is housed on the roof of our manufacturing facility and operational since December 2007, generated revenue of $247,730 through June 30, 2008. As of the end of June 2008, we no longer generate such revenue due to the sale of the Solar Plant to Services Industriels de Geneve (“SIG”).

 Based on current and planned custom installation projects that will be completed during the third and fourth quarters of 2008, we believe that our cash flow from operating activities for the remainder of fiscal year 2008 will be greater than our cash flow from operating activities during 2007. As previously reported, and in light of these projects, we believe that our operating expenses in fiscal 2008 will be approximately $2 million, which we anticipate financing through revenue generated from operating income and with available cash. During the remainder of 2008 and the first half of 2009, management anticipates total capital expenditures of approximately $18 million for the new manufacturing facility, of which we have already financed $10.5 million, and $3.5 million for the assembly line and related machinery, of which we have already financed $389,000. We may also require up to an additional $11 million during the next 12 months to finance the purchase of raw materials to be used in the production of 2 megawatts of solar tiles. We anticipate financing the remaining capital expenditures on the facility and assembly line through available cash, loans and lines of credit, but we will likely also need additional financing in order to purchase such raw materials and expand our operations once our manufacturing facility is fully operational. We will also require enhanced liquidity in order to secure long-term silicon supply contracts. We do not have any current agreements in place to secure such financing.

We entered into a credit facility of CHF4,500,000 ($4,13,144) on September 18, 2007 with the Geneva (Switzerland) State Department of Energy (“ScanE”). The proceeds were received on October 1, 2007 and became due on March 17, 2008. On June 20, 2008, we announced the sale of our Solar Plant for gross proceeds of CHF5,716,788 ($5,496,383), inclusive of VAT. We received substantially all of the proceeds from this sale on June 30, 2008 and used a portion of the proceeds to repay in full the CHF4,500,000 loan as of July 2, 2008.

We expect to continue to experience losses from operations until we can generate revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long-term in order to continue as a going concern.

Selected Financial Data

	September 30,	December 31,
Balance Sheets	2008	2007
	(unaudited)
	(in $)
Total current assets	3,204,845	4,472,884
Total long-term assets	10,743,226	9,858,585
Total current liabilities	2,397,089	10,366,547
Total long-term liabilities	8,038,889	7,563
Total liabilities and stockholders' equity	13,948,071	14,331,469

	For the Three Months Ended
Statement of Operations	September 30,
(unaudited)	2008	2007
	(in $)
Total revenues	1,569	90,240
Total cost of goods sold (exclusive of depreciation shown separately below)	(1,335)	(69,524)
Personnel	123,714	91,433
Rent and lease expenses	36,653	34,184
Research and development	58,952	152,738
Depreciation and amortization	16,527	14,264
General and administrative expenses	267,805	340,821
Interest expense	(102,523)	(20,953)
Interest income	7,567	44,808
Other gain	0	0
Foreign exchange gain (loss)	(258,030)	188,274
Total other income	(352,986)	212,129
Taxes	0	0
Net income (loss) from continuing operations	(856,403)	(400,595)
Income from discontinued operations	0	0
Taxes	0	0
Net income (loss) from discontinued operations	0	0
Net income (loss)	(856,403)	(400,595)
Other comprehensive income: translation adjustment	160,820	(99,100)
Comprehensive income (loss)	(695,583)	(499,695)

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income (Loss)

Our net loss for the three months ended September 30, 2008 was $856,403 as compared to a net loss of $400,595 for the three months ended September 30, 2007. The net loss during the period ended September 30, 2008 was due primarily to the foreign exchange loss of $258,030 resulting from the increase in the currency exchange rate between the Swiss franc and the US dollar, a decrease of $37,241 in interest income due to decreased time deposits and an increase of $81,570 in interest expense due to increased borrowings.

Revenues and Cost of Goods Sold

The Company recognizes revenue on the completed-contract method, and therefore when projects are completed. During the three months ended September 30, 2008, we generated total revenue of $1,569 as compared to $90,240 for the three months ended September 30, 2007.

Cost of goods sold for the three months ended September 30, 2008 was $1,335 compared to cost of goods sold of $69,524 for the three months ended September 30, 2007.

The decrease in revenue and corresponding decrease in cost of goods sold are attributable to management’s increased focus on completing our manufacturing facility and producing our products on a large scale and away from smaller custom installation projects.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 and 2007 were $503,651 and $633,440, respectively, which represents a 20% decrease. Personnel, rent, research and development, general and administrative expenses, and depreciation and amortization expenses constitute the components of our operating expenses.

The overall decrease is explained by a decrease of $93,786 in research and development expense and a decrease of $73,016 in general and administrative expenses, including expenses associated with the preparation and SEC compliance of various public filings, partially offset by an increase of $32,281 in personnel costs to develop the new activities of our operating subsidiary and an increase of $2,263 in depreciation and amortization expense.

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense increased to $102,523 for the three months ended September 30, 2008 compared with $20,953 for the three months ended September 30, 2007. The increase in interest expense was primarily attributable to the increase in loans from ScanE and from Banque Cantonale de Genève (“BCGE”).

Interest income for the three months ended September 30, 2008 was $7,567 compared to $44,808 for the three months ended September 30, 2007. The interest income earned during the period was received from time deposits.

Foreign exchange loss for the three months ended September 30, 2008 was $258,030 compared to foreign exchange gain of $188,274 for the three months ended September 30, 2007. Our wholly owned subsidiary, SES Switzerland, conducts substantially all its business and incurs substantially all its costs in Swiss francs. The foreign exchange loss reflects the increase in the currency exchange rate between the Swiss franc and the US dollar.

Net Income (Loss) from Discontinued Operations, net of tax

Our electricity producing segment was sold in June 2008. The Solar Plant had been operational since the end of 2007, and as of January 2008, generated revenue through the sale of electricity. Due to the sale of the Solar Plant at the end of June 2008, no further revenue from the sale of electricity will be recognized in future periods.

Statement of Operations	For the Nine Months Ended September 30,
(unaudited)	2008	2007
	in $
Total revenues	34,161	1,255,275
Total cost of goods sold (exclusive of depreciation shown separately below)	(3,092)	(1,039,496)
Personnel	405,957	263,597
Rent and lease expenses	112,956	99,336
Research and development	279,539	322,174
Depreciation and amortization	50,829	39,005
General and administrative expenses	673,163	832,888
Interest expense	(322,520)	(49,959)
Interest income	46,756	140,096

Foreign exchange gain (loss)	79,493	162,705
Total other income (expense)	(196,271)	252,842
Taxes	0	0
Net income (loss) from continuing operations	(1,687,646)	(1,088,379)
Income (loss) from discontinued operations	1,331,856	0
Taxes	0	0
Net income (loss) from discontinued operations	1,331,856	0
Net income (loss)	(355,790)	(1,088,379)
Other comprehensive income (loss): translation adjustment	(89,476)	(85,553)
Comprehensive income (loss)	(445,266)	(1,173,932)

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income (Loss)

Our net loss for the nine months ended September 30, 2008 was $355,790 as compared to a net loss of $1,088,379 for the nine months ended September 30, 2007. The net loss during the period ended September 30, 2008 was due primarily to an increase of $272,561 in interest expense resulting from increased borrowings, a decrease of $83,212 in foreign exchange gain due to the increase in the currency exchange rate between the Swiss franc and the US dollar and a decrease of $93,340 in interest income due to decreased time deposits, offset by the $1,185,704 gain generated from the sale of our Solar Plant.

Revenues and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore, only when projects are completed. During the period January 1 to September 30, 2008, we generated total revenue of $34,161 as compared to $1,255,275 for the nine months ended September 30, 2007.

Cost of goods sold for the nine months ended September 30, 2008 was $3,092 compared to cost of goods sold of $1,039,496 for the nine months ended September 30, 2007.

As noted above, the decrease in revenue and corresponding decrease in cost of goods sold are attributable to management’s increased focus on completing our manufacturing facility and producing our products on a large scale and away from smaller custom installation projects.

Operating Expenses

Operating expenses for the nine months ended September 30, 2008 were $1,522,444 compared to operating expenses of $1,557,000 for the nine months ended September 30, 2007. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our operating expenses. The slight decrease in operating expenses is attributable to an increase in personnel costs to develop the new activities of our subsidiary (increase of $142,360), offset by a decrease in general and administrative expenses associated with preparation and SEC compliance of various public filings (decrease of $159,725). We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense increased to $322,520 for the nine months ended September 30, 2008 as compared to $49,959 for the nine months ended September 30, 2007. The increase in interest expense was primarily attributable to the increase in the amount of the loan from ScanE and from BCGE.

Interest income for the nine months ended September 30, 2008 was $46,756 as compared to $140,096 for the period ended September 30, 2007. The interest income earned during the period was received from time deposits.

Foreign exchange gain for the nine months ended September 30, 2008 was $79,493 compared to foreign exchange gain of $162,705 for the nine months ended September 30, 2007. Historical financial statements prior to September 27, 2006, the date of the reverse acquisition, are those of SES Switzerland, which conducts substantially all its business and incurs substantially all its costs in Swiss francs.

Net Income (Loss) from Discontinued Operations, net of tax

Our electricity producing segment was sold in June 2008. The Solar Plant, which is housed on the roof our manufacturing facility, had been operational since the end of 2007, and from January 2008, generated revenue through the sale of electricity. For the nine months ended September 30, 2008, revenue generated from such sales totaled $247,730. The one time net gain generated by the sale of our Solar Plant was $1,185,704. This amount mostly covers research and development costs of the Solar Plant that had been previously expensed. Due to the sale of the Solar Plant at the end of June 2008, no further revenue from the sale of electricity will be recognized in future periods

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including consulting, accounting and legal costs, staff costs, and accounts payable.

As of September 30, 2008, we had working capital of $807,756 compared to $1,558,361 as of September 30, 2007, and our cash and cash equivalents decreased to $1,256,972 as of September 30, 2008 compared to $3,526,273 as of September 30, 2007. This decrease in working capital is the result partially of increased billings in excess of cost and estimated earnings and accounts payable over the comparable periods. The decrease in available cash and cash equivalents is attributable to repayment of short-term loans.

As of September 30, 2008, we had accounts payable of $1,073,840 compared to $3,711,775 as of December 31, 2007. This large decrease is the result of amounts paid to creditors for construction costs relating to our manufacturing facility. We made these payments utilizing loan proceeds received from BCGE and ScanE.

At September 30, 2008, we had short-term debt in the amount of $0 compared to $6,147,728 as of December 31, 2007.

We currently have several loans outstanding with ScanE. The first such loan in the amount of up to $911,810 was made on November 3, 2003 and carries a principal balance of $883,972. The loan bears interest at 4%. Although the loan matured on March 31, 2008, we filed a request on April 2, 2008 with ScanE to renew the loan for a period of 24 months on the same terms and conditions. On May 19, 2008, ScanE granted our request that the loan be extended for a period of 24 months on the same terms and conditions. The new maturity date for the loan is March 31, 2010.

On January 21, 2004, we obtained a CHF1 million ($911,810) credit facility from ScanE to finance the construction of our new manufacturing facility. Release of the loan proceeds was contingent upon our satisfying certain conditions precedent, which we did as of November 13, 2007. As of January 8, 2008, we had utilized the full amount of this loan, which bears a fixed annual interest rate of 4%.

A new six month credit facility of CHF4,500,000 ($4,103,144) was signed on September 18, 2007 with ScanE. The loan bears interest at 5%. The proceeds were received on October 1, 2007 and were to be reimbursed on March 17, 2008. ScanE extended the loan under the existing loan agreement until June 20, 2008. On June 20, 2008, we announced the sale of our Solar Plant on the roof of its manufacturing facility.  We received substantially all of the proceeds from this sale on June 30, 2008 and used a portion of the proceeds to reimburse the CHF4,500,000 loan in full as of July 2, 2008.

SES Switzerland also has a revolving credit line with UBS in the principal amount of CHF3,000,000 ($2,735,429) used mainly to cover short-term cash needs. The revolving credit line was secured by short-term deposits denominated in US dollars with UBS, amounting to $3,155,000. The credit line bears interest at 4.75%. On August 13, 2008, $3,000,000 of the short-term deposit was used to offset the credit line. The balance of the credit facility was CHF0 ($0) as of September 30, 2008 and CHF1,450,764 ($1,288,815) as of December 31, 2007.

SES Switzerland also has a Construction Credit Agreement with BCGE dated December 20, 2006 in the amount of $4,376,687 (CHF4.8 million), which is intended for financing the construction of our new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million ($7,750,383). The amended loan amount must be drawn down no later than the date of completion of the construction or December 11, 2008. We used $6,243,107 (CHF6,846,938) of this financing as of September 30, 2008, and $7,563 (CHF8,513) as of December 31, 2007. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($8,206,288) on the manufacturing facility.

Our ability to meet our financial commitments in the near term will be primarily dependent upon continued revenue from the sale of our manufactured solar panels or modules, when available, and solar tiles and the related engineering services required to design and install the same and the continued extension of credit from existing or new lenders.

Management believes that our cash and cash equivalents, cash provided by operating activities, and cash available from existing loans will be sufficient to meet our working capital requirements for the next twelve months. If our future revenues do not increase significantly to a level sufficient to cover our net losses, if any, we will continue to need to raise additional funds to expand our operations. In addition, we may need to raise additional funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. We may not be able to find financing on acceptable terms or at all.

Operating Activities

Net cash used in operating activities was $1,204,541 for the nine months ended September 30, 2008 compared to $647,357 of net cash used in operating activities for the nine months ended September 30, 2007. In local currency, use of funds for operating activities was larger during this period compared to the same period in 2007. However, exchange rate volatility has greatly offset the difference. Billings in excess of cost and estimated earnings increased by $393,424 due to advances received for new projects. Additionally, inventory of our new PV SwissTile® products increased by $1,182,401. Operating activities also include a net gain of $1,185,704 from the sale of the Solar Plant.

Investing Activities

Net cash used in investing activities was $2,719,153 during the nine months ended September 30, 2008 as compared to $2,286,677 used in investing activities during the nine months ended September 30, 2007. The increase in investing activities is mostly due to investments for the construction of our manufacturing plant. Net cash is comprised of cash received from the sale of the Solar Plant for $5,065,460 and the use of cash to pay creditors for the construction of the building and plant in the amount of $7,784,613.

During the remainder of 2008 and the first half of 2009, management anticipates total capital expenditures of approximately $18 million for the new manufacturing facility, of which we have already financed $10.5 million, and $3.5 million for the assembly line and related machinery. In addition, we may require during the next 12 months up to an additional $11 million to finance the purchase of raw materials to be used in the production of 2 megawatts of solar tiles.

Financing Activities

Net cash provided by financing activities was $1,787,766 for the nine months ended September 30, 2008 as compared to $543,067 for the nine months ended September 30, 2007.

The increase in financing activities is due to bank loans granted to build the new plant from BCGE and ScanE. During 2008, the amount represents a net financing between use of bank loans for $3,161,756 and the reimbursement of our line of credit with UBS for $1,373,990.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

At September 30, 2008, we had an outstanding purchase order of EUR448,600 ($648,169), using the exchange rate of 0.6921 as of  September 30, 2008, for the future construction of a new machine to be used in the new manufacturing plant for solar modules production. We made an advance of EUR269,160 ($388,901) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Dated: November 7, 2008		SES SOLAR INC. (Registrant)

	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)