Form 10-K
period 2008-12-31
SES SOLAR INC.
filed 2009-03-31
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 000-49891

SES Solar Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0860242
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
Organization)	Identification No.)

129, route de Saint-Julien, 1228 Plan-les-Ouates
Geneva, Switzerland
(Address of Principal Executive Offices)	(Zip Code)

+41-22-884-1484
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐  Accelerated Filer ☐   Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (24,794,351 shares) on June 30, 2008 was $15,744,413 (based on the average bid and asked price on the Over the Counter Bulletin Board).  Solely for purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2009, there were outstanding 73,081,168 shares of the registrant’s Common Stock, par value $0.001 per share.

Documents Incorporated by Reference: None

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

ITEM 1. DESCRIPTION OF BUSINESS

We are a Delaware corporation engaged in the business of designing, engineering, producing and installing solar panels or modules and solar tiles for generating electricity. We conduct our operations through two wholly owned subsidiaries, SES Prod. S.A. (“SES Prod”) and SES Société d’Energie Solaire S.A. (“SES Switzerland”). Our shares are quoted on the OTC Bulletin Board under the symbol “SESI.OB”.

Overview

We are a renewable energy company that offers products and services focused on the design, development and commercialization of a portfolio of solar products and technologies capable of delivering alternative energy solutions. To date, we have produced and installed custom photovoltaic (“PV”) solar products for commercial, industrial and residential use. Based on the specific needs of our customers, we manufacture our solar modules and solar tiles using cells, components and other raw materials that are supplied to us from third-parties. We also offer comprehensive engineering services for PV projects. As an engineering service provider, we design new methods of manufacturing PV modules.

We are actively engaged in transforming our business from an engineering PV service company into a producer and manufacturer of solar modules and tiles using our proprietary assembly processes at our new manufacturing facility in Geneva, Switzerland, which we believe will allow for higher quality electrical contacts, better performance and reduced costs.  Our efforts over the past 12 months have been focused largely on completing construction at our new facility, moving the machines from our former plant and designing our future production lines.  We anticipate commencing full scale production during the second half of 2009.  Until such time, we will continue to partner with subcontractors and to manufacture our solar products on a manual and semi-manual basis.

The Photovoltaic Solar Industry

Renewable energy sources for electric power generation include hydroelectric, biomass, geothermal, wind and solar. Among renewable sources of electricity production, solar energy has the most potential to meet the world’s growing electricity needs. According to the U.S. Department of Energy, the sun is the only source of renewable energy that has a large enough resource base to meet a significant portion of the world’s electricity needs.

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

Solar thermal technology advancements have been underway in Europe since 1990 and in China since 2000. PV technology is gaining ground in part to the aggressive policies of certain countries, especially in Europe, to reduce dependence on fossil energy.

PV systems are currently the most widely used method of transforming sunlight into electricity. Annual installations by the PV industry grew from 0.4GW in 2002 to 4.0GW at the end of 2008. Cumulative installed capacity reached approximately 12GW at the end of 2008.

Growth in installed solar power systems has been stimulated by long-term government subsidies, tax incentives and feed-in tariffs that require public service companies and utilities to buy back excess power generated by privately owned PV systems. Over time, we expect costs to decline as a result of new manufacturing techniques, the development of PV cell technologies that use alternative lower-cost materials, reductions in the amount of silicon used in PV cells (partly through the development of thin film technologies), improvements in module performance as a result of greater PV cell energy efficiency, lower direct manufacturing costs, and economies of scale as silicon production volumes continue to rise.

In 2007, Germany was the world’s leader in MW volume of PV installations with 50%, followed by Spain with 13%, Japan with 10%, Italy with 7% and the U.S. with 7%, according to industry publication Solarbuzz LLC.  We believe market allocation remained unchanged in 2008. The solar PV market has demonstrated an aggregated global growth rate of more than 40% per annum over the last 10 years. Production costs are likely to decrease and become more economically sustainable, while production capacity must continue to grow in order for PV to become a significant player in the global energy market.

To address a possible long term shortage of polysilicon, the PV industry has established long-term capacity forecasts in order to secure the necessary raw materials. As a result, we believe that more solar-grade production will become available, which will be cheaper than the semiconductor grade silicon because purity requirements are less stringent for the PV industry. In 2008, solar grade silicon prices started to decrease from a peak in early 2008 of $250/kg to an average of $200/kg.

Advantages and Disadvantages of Solar Energy

Solar energy generated through PV systems has several advantages compared to conventional and other renewable sources of electricity, including security, system reliability, low maintenance, modularity and flexibility of design, as well as significant environmental benefits. PV systems also support the trend toward distributed (point-of-use) power generation. We believe that capacity constraints, increased demand for power reliability, and the challenges of building new centralized power plants will increase the demand for distributed power generation.

Solar energy generated through PV systems also has certain disadvantages. Perhaps the most significant is the high initial cost of individual PV systems. Solar power can cost twice as much as grid power. This is due almost entirely to the high cost of PV cells, which depends on the cost and availability of semiconductor grade silicon and on production technologies. While technical developments are underway in thin film, membrane and other non-crystalline based materials, over 90% of the industry currently relies on crystalline silicon cells.

Description of Our Products

To date, we have produced and installed custom PV solar products for commercial, industrial and residential use. Based on the specific needs of our customers, we manufacture our solar tiles using cells, components and other raw materials that are supplied to us by third-parties. The design, production and installation of these customized solar products has required that we offer comprehensive engineering services. As an engineering service provider, we design new methods of manufacturing PV modules, and we incorporate these modules into the specific architectural and building applications of our customers. As we near completion of our manufacturing facility and implement our proprietary manufacturing processes, as more fully described below, we will focus our attention less on custom design and installation projects and more on mass manufacturing, producing and offering the following products:

Solar Tiles: SunTechTile® and Swisstile®

We have developed a new technology for the production, distribution and sale of a next generation solar tile that we intend to brand under the SunTechTile® trademark on the international market and under the Swisstile® trademark in Switzerland. SunTechTile® and Swisstile® share the same design but will be marketed under different names in order to distinguish their targeted markets. The SunTechTile® and Swisstile® solar tiles maximize power output by utilizing high performance PV cells with an innovative connector that we believe makes the tiles easier to install and less expensive than competitive models. Our connector design also reduces power loss, thereby maximizing efficiency. These tiles will be manufactured on our fully automated production lines commencing in the third or fourth quarter of 2009, as described below, which will allow for a shorter manufacturing cycle and lower production cost.  Until such time as our fully automated production lines are operational, we will continue partnering with subcontractors and manufacturing these tiles on a manual and semi-manual production line basis.

High Power Rated Modules

We also intend to manufacture and distribute PV modules, which are packaged inter-connected assemblies of PV cells. Our modules will incorporate high quality cells that have reduced visibility and therefore increased architectural appeal.

Description of Our Proprietary Manufacturing Processes

We have developed and patented a new assembly process based on our proprietary technology that will allow us to produce solar modules and solar tiles at a lower cost and in a more time efficient manner, thereby resulting in more attractively priced products.  Our new facility in Geneva will showcase our new production lines and, we believe, will enable us to successfully demonstrate our manufacturing capabilities to produce solar PV modules with our new connection process for back-contact cells.

Our proprietary production process, which we expect to be fully operational in the third or fourth quarter of 2009, consists of an automated assembly technology that we believe guarantees a more reliable and efficient manufacturing process.  This is because our new technology allows for back-contact PV cells and soldering to occur during only one production run.   As a result of this new assembly technology, we anticipate our production lines will be significantly faster and smaller than traditional production lines that use standard tabbing and stringing machines. We further believe that our new manufacturing process has numerous advantages over existing assembly techniques, including easier and faster electrical connections between cells and strings in a module and fewer manufacturing steps.  Our automated manufacturing process also significantly reduces manual labor requirements, a substantial cost component in the PV industry, which will result in greater capital productivity, lower costs, and more reliable connections.

In addition to the above described assembly technique, our patent also applies to the connection of modules (of any cell type) to junction boxes in a more efficient manner, resulting in a 1% - 3% reduction in the use of glass material and encapsulate, depending on the type of module.

We plan to use our patented manufacturing process and back-connection techniques at our new facility to produce PV modules and our next generation of integrated roof tiles. In the future, we may also consider licensing this technology to other PV module producers as well as selling complete production lines that we develop with third parties.

With its low heating demand and large PV roof, we believe that our manufacturing facility will be a showcase for PV technology, with special solar windows on one facade and a roof generating more than enough power to satisfy the facility’s energy requirements. In January 2008, we received confirmation that the building project meets the MINERGIE ® standard, which is a sustainability brand for new and refurbished buildings that is mutually supported by the Swiss Confederation, the Swiss Cantons along with Trade and Industry and is registered in Switzerland and around the world.  The final MINERGIE ® certificate is expected to be delivered upon completion of the building. In September 2008, the building was awarded the 2008 Swiss Solar Award for architectural integration of PV solutions. We were also awarded the 2008 European Solar Award in December 2008. We manage this facility through our wholly owned subsidiary, SES Switzerland.

Sales and Marketing

Although the solar energy market is at a relatively early stage of development, energy experts and associations forecast a CAGR of 30% to 40% for the solar PV market between 2007 and 2010. To date, our operations have consisted of providing custom manufactured solar tiles and related engineering services to customers in Switzerland. As such, we have primarily focused our marketing and sales efforts in Switzerland.

Once we complete construction of our manufacturing facility and our automated production lines are fully operational, our expansion plans and target markets will expand to include Germany, France, Spain Italy and the U.S. However, it should be noted that the solar energy market is at a relatively early stage of development. Its future growth could be different from expectations, and the extent to which our products will be adopted is uncertain.

We intend to promote our PV solutions through trade publications, attendance at key industry trade shows, direct mail campaigns, online advertising and relationship marketing to our expanding network of dealers and solar integrators. Our marketing activities will be of greater importance in 2009 once our production lines become fully operational.

Customers

Most of our revenue to date has been generated by sales of custom manufactured solar modules and tiles and related engineering services to customers, which have included:

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

In the fiscal year ended December 31, 2008, sales criteria had not been fully met and only limited revenue of $33,416 was recognized. During this period, sales to our two largest customers accounted for approximately 69% and 18%, respectively, of our total net sales. In the fiscal year ended December 31, 2007, sales to our largest customer accounted for approximately 89% of our net sales. The loss of one or more of our largest customers or their default in payment could significantly reduce our revenues and harm our operating results.

Suppliers and Process Equipment Providers

We rely on several companies to supply certain components and materials used to manufacture and produce our PV modules and tiles. For module and tile production, we depend on a limited number of suppliers for back contact cells. We believe that due to increased demand for back contact cells, additional suppliers have already entered the market. We acquire cells on a purchase order basis and do not have long-term supply contracts with any suppliers, although we may enter into such contracts in the future. We purchase slates from Swiss Eternit, with which we have a long-standing commercial relationship. We do not believe a risk of inventory shortage exists with respect to tiles, although if one did, we believe alternate suppliers exist. Recent changes in the dimensions of some solar cells, however, could require larger slates, which exist only at the prototype level from our suppliers and whose availability on a large scale is not yet proven.

Our manufacturing processes use both off-the-shelf and custom-built equipment. Our equipment providers have had difficulty finalizing our order for certain custom-built machinery to be installed in our new facility. Based on our patented technology, the manufacturing concept we will employ in our facility is new and an important machine that we expected to have in 2008 has yet to be delivered. Delays delivering this machine by the supplier have postponed production at our manufacturing facility. As a result of this ongoing delay, we have reconfigured our production capabilities so that we are able to continue producing our tiles on a manual and semi-manual basis using existing equipment and partnering with subcontractors.  We expect that this machine will be delivered and tested during the first or second quarters of 2009 and that full scale automated production will commence in the third quarter or fourth quarter.

Competition

We face competition from domestic and international companies actively engaged in the manufacturing and distribution of solar PV systems, as well as from emerging technology companies that may become viable in the next several years. The best funded and most established producers of PV cells and modules include Sharp Corporation, Kyocera Corporation, Sunpower, Suntech, Qcells, Solarworld, Schott Solar, BP Solar, Shell, Tenesol, Isofoton, Powerlight and GE Solar (formerly AstroPower). Because most, if not all, of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do, we may not succeed in the continued commercialization and development of our products. We believe, however, that our building-integrated solar roofing products have advantages over most other PV product offerings. In most cases, competitors produce modules that must be rack mounted externally to a building, creating potential damage to the structure, generating maintenance problems and detracting from their visual appearance. Our PV product offerings differ in this respect because they maximize power output using the latest generation PV cells in an innovative design that incorporates ultra-thin, invisible connectors between cells. This new connector design reduces power loss and increases efficiency.

Both the traditional and the alternative energy industries are highly competitive. Numerous entities in the U.S. and elsewhere compete with us to develop new and different alternative and/or renewable energy technologies. Competitors also include fossil fuel companies such as Exxon, Shell, BP, and Total and companies active in electronics, such as Applied Materials and Cypress. We face, and expect to continue to face, competition from these entities to the extent that they develop products that function similarly or identically to our technologies.

Barriers to entering the PV module and tile manufacturing industry include the technical know-how required to produce solar cells that maintain acceptable efficiency rates at competitive production costs. In addition, any new PV solar technology requires successful demonstration of reliability testing prior to widespread market acceptance. We believe the principal competitive factors in the market for solar electric power products are: price per watt, long-term stability and reliability, conversion efficiency and other inherent performance measures, ease of handling and installation, product quality, reputation, and environmental factors.

Research and Development

Our research and development expense consists primarily of salaries and personnel related costs and the cost of products, materials and outside services used in our research and development processes and product development activities. During the fiscal years ended December 31, 2008 and 2007, we spent $337,761 and $426,814, respectively, on research and development. We expect our research and development expense to increase in absolute terms in the future, especially during 2009, as we increase personnel and research and development activity at our new facility. We intend to devote a substantial amount of our future cash flows to research and development due to the new and evolving nature of the PV industry. Over time, we expect research and development expense to decline as a percentage of net sales and on a cost-per-watt basis as a result of economies of scale.

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

We have filed a patent application for our new assembly technology. The application was filed with the World Intellectual Property Organization on July 3, 2006. On October 24, 2007, the international report on our PCT/IB2007/000428 was issued. The report recognizes that 12 of the 14 patent claims are new and that all have potential for industrial application.

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

Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates and do not provide cash payments if delivered solar electricity exceeds utility bills. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

Tax incentive programs exist in the U.S. at both the federal and state level, and can take the form of investment tax credits, accelerated depreciation and property tax exemptions. Several governments also facilitate low interest loans for PV systems, either through direct lending, credit enhancement or other programs.

We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy and, as a result, the continuation of such policies and level of support present the greatest uncertainties for our products. For example, Germany, a major European market for our products and services, introduced an 8% decrease in feed-in tariffs, which could have a major impact on the solar PV market and adversely affect our growth prospects. Other countries, such as Italy and Greece, have established incentives to increase solar PV energy production, creating new opportunities for PV products, although there is no guarantee this will occur or that such incentives will be available to us.

Switzerland recently enacted a new federal feed-in tariff subsidy effective May 2008. Due to overwhelming demand, final subsidy decisions by the relevant Swiss grid authority regarding remuneration for electricity generated by solar power installations have been delayed. As a result of this delay, most solar power producers in Switzerland, including our prospective and potential customers, are awaiting determination by the Swiss grid authority before undertaking new solar power installations in order to learn whether their respective installations will qualify for remuneration. While we expect that decisions will be made during 2009 and that we will have at least one large installation accepted by the Swiss grid, any additional significant delays could impact our projected growth plans.

Employees

As of December 31, 2008, we had four full-time employees, two of whom are engineers. We periodically hire consultants as independent contractors. As of December 31, 2008, we had three such consultants. We intend to hire approximately ten additional employees upon the completion of our new manufacturing facility.

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

SES Solar Inc. is the result of a reverse acquisition accomplished on September 27, 2006 between SES USA, a Delaware company, which had no operations and net assets of $39,069, and Société d’Energie Solaire SA (“SES Switzerland”), a Swiss company. SES USA acquired all of the outstanding shares of SES Switzerland. For accounting purposes, the acquisition has been treated as a recapitalization of SES Switzerland with SES Switzerland as the acquirer (reverse acquisition). SES Switzerland acquired 10,668,000 of SES USA in the transaction. The historical financial statements prior to September 27, 2006 are those of SES Switzerland. The reverse acquisition resulted in a change of control of SES USA, with the former stockholders of SES Switzerland owning approximately 70% of SES USA and SES Switzerland becoming SES USA’s wholly owned subsidiary, and we ceased being a “shell company” as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of July 31, 2008, we formed a new Swiss wholly owned subsidiary, SES Prod, also located in Geneva. It is expected that in the future, all of our manufacturing activities now being conducted by SES Switzerland will be conducted by SES Prod. At such time, SES Switzerland’s primary activity will be managing our manufacturing facility and marketing intellectual property.

Availability of Information

Our principal executive offices are located at 129 Route de Saint-Julien, 1228 Plan-les-Ouates, Geneva, Switzerland, and our telephone number is +41.22.884.14.84. Our website address is www.sessolar.com. The content of our website is not part of this Annual Report on Form 10-K and should not be relied upon with respect thereto.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements or other information that we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the public reference facility. The SEC maintains a website at www.sec.gov that contains current and periodic reports, proxy statements, information statements and other information regarding registrants that file electronically with the SEC, including us.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following material risks, together with the other information contained in this Annual Report on Form 10-K, before you decide to buy our common stock.  If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer.  In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We are an early stage company with a limited operating history.

We are an early stage company that seeks to take advantage of a proprietary automation process to produce solar modules and solar tiles at a lower cost. We have experienced losses from our early stage operations, which have involved developing and testing our new solar panel technology, construction of our manufacturing facility, and commencement of the sales and distribution portions of our business by manufacturing, selling, and installing solar tiles and modules. We anticipate incurring additional losses over the next few years as we complete the development and testing of prototypes and the licensing of our new products and commence production and distribution. There is limited historical financial or other information available upon which you can base your evaluation of our business and prospects. Although we have begun manufacturing our products on a manual and semi-manual basis, we have not commenced full scale commercial production of solar modules and solar tiles using our proprietary automation process, and at this stage of our business plan, we have less insight into how market and technology trends may affect our business than we expect to have in the future. The revenue and income potential of our business is unproven. As a result, you should consider our business and prospects in light of our limited operating history and the challenges that we will face as an early stage company seeking to develop a new manufacturing process. If we are unable to develop our business, we will not be able to achieve our goals and could suffer economic loss, in which case you may lose your entire investment.

We have incurred losses during prior fiscal periods and anticipate that we will incur future losses until development, implementation and commercialization of our products manufactured through our new assembly processes are operational.

We have incurred losses during prior fiscal periods, including a net loss of $1.8 million in 2008 and $1.5 million loss in 2007, and we have negative cash flows from operations. For the six months ended June 30, 2008, we recorded net income for the first time, although this was largely due to a one time gain from the sale of the Solar Plant on the roof of our manufacturing facility. Although we plan to enter into full scale commercial production of our products in the third or fourth quarters of 2009, and have commenced production activities on a manual and semi-manual basis, we expect to incur additional losses over at least the next few years. Furthermore, we expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we continue to develop our manufacturing processes and our sales and distribution network, implement internal systems and infrastructure, and hire additional personnel. As we do not expect to become profitable until after our new solar products are in production, we will be unable to satisfy our current obligations solely from cash generated from operations.

Because of our history of losses and our current financial condition, the report of our Independent Registered Public Accounting Firm includes an explanatory paragraph referring to substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this substantial doubt, as discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2008.  See also the “Liquidity and Capital Resources” section to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We will require significant additional financing to fund expansion of our operations, the availability of which cannot be assured, and if we are unable to obtain such financing, our business may fail.

To date, we have generated only limited revenue from the sale of solar tiles manufactured by us and third parties and the related engineering services required to design and install the same. During the period from January 2008 to June 2008, we also generated revenue from the sale of electricity produced by our Solar Plant. In addition to this limited operating revenue, we have depended on sales of our equity securities and debt financings to meet our cash requirements. Our ability to expand our operations and to develop our technologies will depend upon our ability to continue to generate revenue as well as to raise significant additional financing. If we are unable to obtain such financing, we will not be able to develop our business. Specifically, we will need to raise additional funds to:

•	support our planned growth and carry out our business plan;
•	complete construction of our new manufacturing facility and purchase related equipment;
•	continue the research and development of our technologies;
•	protect our intellectual property;
•	hire top quality personnel for all areas of our business;
•	address competing technological and market developments; and
•	market and develop our technologies.

We may not be able to obtain additional equity or debt financing as required. Even if financing is available, it may not be on terms that are acceptable or favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and growth strategies, respond to changing business or economic conditions, withstand adverse operating results or compete effectively. More importantly, if we are unable to raise additional financing when required, we may be forced to scale down our operations and our ability to generate revenue may be reduced.

We may be unable to complete our development, manufacturing and commercialization plans on schedule and failure to do so will significantly harm our business plans, prospects, results of operations and financial condition.

Commercializing our new solar products and processes depends on a number of factors, including:

•	further product and manufacturing process development;
•	development and implementation of certain critical tools and large scale production capabilities;
•	completion, refinement and management of our supply chain;
•	completion, refinement, and management of our distribution channels;
•	completing construction to our manufacturing facility and building and operating our production line; and
•	demonstrating efficiencies that will make our products attractively priced.

Further, we have focused primarily on research and development and on our manufacturing processes and capabilities. We do not know whether the processes or products we have developed will be capable of supporting large-scale manufacturing that meets the requirements for cost, schedule, quality, engineering, design, production standards, field certification, and supply demands.

If we continue to experience significant delays, cost overruns or technical difficulties installing equipment in our new manufacturing facility, our business plans, prospects, results of operations and financial condition will suffer.

Completing the installation of equipment at our manufacturing facility is subject to significant risks, including risks of delays, equipment failure, cost overruns and other start-up and operating difficulties. Our manufacturing processes use both off-the-shelf and custom-built equipment. To date, we have experienced delivery and installation delays by one of our suppliers of a key piece of equipment in our new facility. If we continue to experience such a delay or encounter similar difficulties, we may be unable to complete our manufacturing facility either in a timely manner or at all. Without our manufacturing facility, we would likely have no manufacturing capacity and you could lose your entire investment.

Our products have never been sold on a mass market commercial basis, and we do not know whether they will be accepted by the market.

The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If our products are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer. Moreover, demand for solar modules in our targeted markets, including Switzerland, Germany, France, the United States and Italy, may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed products and our ability to sell our products at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including, but not limited to:

•	Our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;
•	Competition from conventional energy sources and alternative distributed generation technologies, such as wind energy;
•	Our failure to develop and maintain successful relationships with suppliers, distributors, systems integrators and other resellers, as well as strategic partners; and
•	Customer acceptance of our products.

If our proposed products fail to gain sufficient market acceptance, our business plans, prospects, results of operations and financial condition will suffer.

We depend upon a limited number of third-party suppliers for key materials and any disruption from such suppliers could prevent us from manufacturing and selling cost-effective products.

We purchase the PV cells that we need for our proprietary technology and manufacture our products using materials and components procured from a limited number of third-party suppliers. We do not currently have in place any supply contracts. If we fail to maintain our relationships with these suppliers, or fail to secure additional supply sources from other PV cell suppliers that meet our quality, quantity and cost requirements in a timely manner, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. Materials and components from new suppliers also may be less suited for our technology and yield PV modules with lower conversion efficiencies, higher failure rates and higher rates of degradation than PV modules manufactured with the materials and components from our current suppliers. Any of these factors could prevent us from delivering our products to our customers within required timeframes, resulting in potential order cancellations and lost revenue.

We have relied on a small number of customers for substantially all of our sales and the loss of, or a significant reduction in, orders from any of these customers could significantly reduce our sales and operating results.

We have historically sold our custom manufacturing services to only a few customers. In the fiscal year ended December 31, 2008, sales criteria had not been fully met and only limited revenue of $33,416 was recognized. During this period, sales to our two largest customers accounted for approximately 69% and 18%, respectively,  of our total net sales. In the fiscal year ended December 31, 2007, sales to our largest customer accounted for approximately 89% of our total net sales.  Although we continued to market our solar tiles and to quote our solar PV turn-key installations to prospects during the year ended December 31, 2008, we have been increasingly focused on completing our manufacturing facility and producing our solar products on a large scale and less on smaller custom installation projects. To the extent that we are able to successfully manufacture and sell our products on a large scale, we may still be exposed to the risks associated with reliance on one or a few major customers. The loss of one of these potential customers or their default in payment could significantly reduce our revenues and harm our operating results in the future. Moreover, our customer relationships to date have been developed over a relatively short period of time, and we cannot guarantee that we will continue to receive significant revenues from these customers over the long term.

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

At the end of 2008, the global PV industry consisted of more than 150 manufacturers of PV cells and solar modules. Within the PV industry, we face competition from crystalline silicon PV cell and solar module manufacturers, including Trina solar, Kyocera, Motech, QCells, Renewable Energy Corporation, Sanyo, Schott Solar, Sharp, Mitsubishi, SolarWorld, GE Energy, Sunpower, Photowatt, Isofoton and Suntech. We also face competition from thin film solar module manufacturers, including Antec, Alwitra, UNI-Solar, Kaneka, Mitsubishi Heavy Industries, Shell Solar, United Solar and several crystalline silicon manufacturers that are developing thin film technologies. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers, or their customers, several of which have already announced their intention to start production of PV cells, solar modules or turnkey production lines or have bought players in the PV industry. In addition to manufacturers of PV cells and solar modules, we face competition from companies developing solar tiles or equivalent , including Solar Century, Imerys, Atlantis and others. Most, if not all, of our competitors across each of these segments are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources than us. If we are unable to effectively compete for customers and suppliers, our financial condition and results of operations will suffer.

Technological changes in the solar power industry could render our products obsolete, which could prevent us from achieving sales and market share.

Our failure to refine our technology and to develop and introduce new products could cause our products to become uncompetitive or obsolete, which could prevent us from increasing our sales and becoming profitable. The solar power industry is rapidly evolving and highly competitive. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.  In addition, there is currently an oversupply of PV products on the market that could render our manual and semi-manual production process too expensive unless we are able to successfully bring our automated production lines into operation.  If this occurs or persists, and we are further delayed in our efforts to manufacture our products on a fully automated basis, our sales and profits could be diminished.  See also, the risk factor titled “If we continue to experience significant delays, cost overruns or technical difficulties installing equipment in our new manufacturing facility, our business plans, prospects, results of operations and financial condition will suffer.”

Failure to protect our proprietary technology and intellectual property rights against infringement could seriously impact our competitiveness and any litigation related to protection of such intellectual property rights would be time consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology, which consists of a combination of copyright, trademark, and an international patent. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of a patent application, contractual protections and trade secrets. These measures may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of various countries in which we expect to offer our products may provide inadequate protection of such intellectual property rights.

We may be exposed to infringement or misappropriation claims by third parties that if determined adversely to us, could cause us to pay significant damage awards or prohibit us from the manufacture and sale of our solar modules and tiles or the use of our manufacturing technology.

Our success depends largely on our ability to use and to develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to PV technology patents involve complex scientific, legal and factual considerations and analysis and, therefore, may be uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits can be costly and time consuming. An adverse determination in any litigation or proceeding could subject us to significant liability, require us to seek licenses from third parties that may not be available on reasonable terms, require us to redesign our solar modules and tiles, or subject us to injunctions prohibiting the manufacture and sale of our solar modules and tiles or the use of our technologies.

One of our directors, Christiane Erné, controls a substantial interest in us and therefore may control certain actions requiring a stockholder vote.

Christiane Erné, a director since 2006, beneficially owns 66% percent of our outstanding common stock. Christiane Erné is married to Daniel Erné, another of our directors. As a result, Christiane Erné and Daniel Erné will be able to determine the outcome of any decision upon which our stockholders vote.

All of our assets and a majority of our directors and officers are outside of the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

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

Currency translation and transaction risk may negatively affect our net sales, cost of sales and gross margins and could result in exchange losses.

Although our reporting currency is the U.S. dollar, we conduct our business and incur costs in Swiss Francs (CHF). As a result, we are subject to currency translation and transaction risk. During the year ended December 31, 2008, all of our sales were made outside of the United States and denominated in Swiss Francs (CHF). We expect substantially all of our sales to be outside of the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our revenues and cost of sales and could result in exchange gains or losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

Risks Related to Our Industry

The reduction or elimination of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for our solar products, lead to a reduction in our net sales and harm our operating results.

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity could result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, which would negatively affect the growth of the solar energy industry overall and our net sales specifically. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government and economic incentives. Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, South Korea, Japan, Canada, the United States, and, to a more limited extent, Switzerland, have provided subsidies in the form of tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of PV products. For example, Germany has been a strong supporter of PV products and systems, and political changes in Germany have recently resulted in significant reductions or the elimination of incentives. Many of these government incentives could expire, phase-out over time, exhaust the allocated funding or require renewal by the applicable authority. A reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy, which would in turn hurt our sales and financial condition.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of PV products, which may significantly reduce demand for our solar products.

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

Electric utility companies could lobby for a change in the relevant legislation in their markets to protect their current revenue streams. Any adverse changes to the regulations and policies of the solar energy industry could deter end-user purchases of PV products and investment in the research and development of PV technology. In addition, electricity generated by PV systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as flat rate pricing, would require PV systems to achieve lower prices in order to compete with the price of electricity. Any changes to government regulations or utility policies that favor electric utility companies could reduce our competitiveness and cause a significant reduction in demand for our products.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office is located in Plan-les-Ouates, a suburb of Geneva, Switzerland.

We were granted leasehold rights to land in Plan-les-Ouates, for which we paid a reservation cost of CHF9,053 ($8,387) per quarter, and which we paid for the last eight quarters a total of CHF72,420 ($67,093). Rent for the entire 60-year term of the lease is CHF72,065 ($66,764) per year, commencing on July 1, 2006. We received authorization to build our manufacturing facility on the property from the State of Geneva on May 27, 2005, and we commenced construction of the facility in the second half of 2007.

We rented a 1,654 square meter building in Härkingen, Switzerland, from Drei Linden AG pursuant to a lease agreement for a monthly cost of CHF7,232 ($6,700). The lease agreement was cancelled as of  February 28, 2009.

We also rent a 154 square meter office space in Plan-les-Ouates from Cool SA pursuant to a lease agreement dated March 23, 2001 which was subsequently cancelled and replaced by a lease agreement dated February 20, 2002. The lease varies annually on the basis of the Swiss consumer index. For the fiscal year ended December 31, 2008, the cost was CHF52,572 ($48,705). The lease agreement was originally for a five-year term and is automatically renewed annually unless terminated with one years’ notice. The lease agreement was renewed in February 2008 on the same terms and conditions.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol “SESI.OB”. The following table sets forth the high and low bid prices per share of our common stock for the periods indicated.

	High	Low
2007
First Quarter	$1.06	$0.63
Second Quarter	0.81	0.48
Third Quarter	1.48	0.48
Fourth Quarter	1.20	0.70

2008
First Quarter	$1.20	$0.59
Second Quarter	0.74	0.59
Third Quarter	0.66	0.20
Fourth Quarter	0.35	0.10

The high and low prices in the table reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The source of the high and low bid information is the OTC Bulletin Board.

Stockholders

The approximate number of holders of record of our common stock as of March 26, 2009 was 21, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of March 31, 2009, we had 73,081,168 shares of common stock outstanding.

Dividend Policy

We have never declared or paid dividends on our common stock. We do not intend to declare dividends in the foreseeable future because we anticipate that we will reinvest any future earnings into the development and growth of our business. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our board of directors, in its sole discretion, deems relevant.

Equity Compensation Plan Information

We do not currently have any equity compensation plan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated audited financial statements and related notes accompanying this Annual Report on Form 10-K.  As used herein, the terms “company,” “SES USA,” “our,” “we,” and “us” refer to SES Solar Inc. and its subsidiaries on a consolidated basis, and the terms “SES Switzerland” and “SES Prod” refer to our wholly owned subsidiaries, unless the context requires otherwise.

We are a Delaware corporation based in Geneva, Switzerland engaged in the business of designing, engineering, producing and installing solar modules and solar tiles for generating electricity. We have developed a new assembly technology for solar tiles that allows for higher quality electrical contacts, better performance and reduced costs resulting from our proprietary automation processes. We are constructing a manufacturing facility that will include assembly lines based on our proprietary technology to complete the development and testing of our new products. To date, while we have been engaged in developing and testing our new solar panel assembly technology, we have been developing the sales and distribution portions of our business by selling solar tiles produced by us and third parties and by responding to quotations for our solar tiles to electric companies, local governmental agencies and private home owners.

Our business was commenced in 2001 by SES Société d’Energie Solaire SA (“SES Switzerland”), a Swiss-based developer of solar panels and solar roof tiles. On September 27, 2006, our parent company, SES USA, completed a share exchange agreement with SES Switzerland in which SES Switzerland became our wholly owned subsidiary. We then abandoned our previous Internet based auction website business and the SES Switzerland business of designing, engineering, producing, and installing solar panels or modules and solar tiles became the sole business of the combined company. In July 2008, we formed a second wholly owned subsidiary, SES Prod SA, to conduct our manufacturing operations. Because SES USA and its subsidiaries on a consolidated basis are the successor business to SES Switzerland, and because the operations and assets of SES Switzerland and SES Prod represent our entire business and operations from the closing date of the share exchange agreement, the following discussion and analysis is based on SES Switzerland’s and SES Prod’s financial results for the relevant periods.

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

To implement our business plan, we will need to complete the design of the solar modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our plan is to complete the manufacturing facility during the second quarter of 2009 and commence full scale production and sale of our new products during the third or fourth quarters of 2009. While we await completion of our facility and work to bring our fully automated production lines into operation, we have reconfigured our production capabilities to manufacture our solar products on a manual and semi-manual production basis and in partnership with subcontractors.

To date, we have generated only limited revenue from the sale of solar modules and solar tiles manufactured by us and third parties and the related engineering services required to design and install the same. In addition, during the period from January 2008 to June 2008, we generated revenue from the sale of electricity produced by our Solar Plant. We no longer generate such revenue from the sale of electricity, as we sold the Solar Plant to a third party in June 2008.

Once our manufacturing capabilities are fully operational, we will have available a product line consisting of our SunTechTile® and SwissTile®  solar tiles and, in the future, PV solar modules. Historically, we have relied upon third-party vendors to supply us with component parts, such as PV cells, in order to manufacture and produce our products.

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

However, over the near term there are significant competitive concerns with solar energy. As the cost of producing electricity from grid connected PV installations is higher than the current cost of electricity from fossil or nuclear plants, the PV market relies heavily on government subsidies and regulation concerning independent power producers. These regulations favor PV electricity in some, but not all, countries. Existing regulations are subject to change due to local political factors affecting the energy market, especially in Europe, where the process has been ongoing for 10 years. The major PV market in Europe is Germany, where the EEG law governs. We expect France will play an increasing role in the future due to current law. Other countries, including Italy, Spain and Greece, have similar but less favorable laws. The PV market is heavily dependent on public policies and, as a result, such policies present the greatest uncertainties for our products. Reductions of the feed-in tariff in Germany by 8% per year could affect our sales. Spain decreased its subsidies to PV by 75% during 2008. Without continued and/or enhanced governmental support in the form of favorable laws and subsidies, the projected growth of the PV market will not exist, which could hurt our results of operations.

Our primary market for our SwissTile® product will be Switzerland, which recently enacted a new feed-in tariff that became effective May 2008. This tariff has 10 different values depending on PV integration and size. Due to the properties of our SwissTile® product, we believe that it will receive the highest value, which will be favorable for us.

Due to overwhelming demand, final subsidy decisions by the relevant Swiss grid authority regarding remuneration for electricity generated by solar power installations have been delayed. As a result of this delay, many of our prospective and potential solar power production customers have postponed new solar power installation as they await determination by the Swiss grid authority in order to learn whether their respective installations will qualify for remuneration. While we expect that decisions will be made during 2009 and that we will have at least one large installation approved by the Swiss grid authority in 2009, any additional significant delays could impact our projected growth plans. The tariff will decrease for new entrants by 8% every year starting in 2010.

Worldwide, annual installations by the PV industry grew from 0.4GW in 2002 to 4.0GW in 2008, and cumulative installed capacity reached about 12GW at the end of 2008.  Despite this growth, solar electricity still represents a small fraction of the supply of electricity. So long as governments and the market are focused on the ability of manufacturers to develop new technologies that reduce the cost of solar electricity, we believe that the demand for solar energy products will continue to grow significantly. This growth projection is based on continued governmental support, on the success of such manufacturing efforts to reduce the gap between the cost of solar electricity and more conventional and established methods of generating electricity, and on other developments affecting the world energy markets. In addition to the uncertainties associated with government subsidies and these other factors, it is also possible that breakthrough technologies might emerge in other areas that will reduce demand for new solar energy products. Furthermore, even within the solar energy area, it is possible that developments in thin films or nanoscience could reduce the cost of PV cells or that future shortages in the supply of polysilicon, an essential raw material in the production of our PV cells, could impact our proposed new products and adversely affect our plan of operation.

We are in ongoing discussions with strategic partners, including cell manufacturers, PV line manufacturers and special machine manufacturers to assist us with our new technology for module assembly. We are also progressing with construction of our new manufacturing facility, which is expected to be operational during the summer of 2009.

During the fiscal year ending December 31, 2008, we incurred capital expenditures of $11,047,735 to construct our new manufacturing facility. We also continued sales of our custom solar panels and solar tiles to customers during the fiscal year ending December 31, 2008, generating revenue of $33,416 and a net loss of approximately $1.8 million. The decrease in revenue is attributable to management’s increased focus on completing our manufacturing facility and producing our solar products on a large scale and away from smaller custom installation projects. The Solar Plant, which is housed on the roof of our manufacturing facility and operational since December 2007, generated revenue of $247,730 through June 30, 2008. As of the end of June 2008, we no longer generate such revenue due to the sale of the Solar Plant for gross proceeds of CHF 5,716,788 ($5,496,383).

 Based on current and planned custom installation projects that will be completed during fiscal year 2009, we believe that our cash flows used in operating activities for the remainder of fiscal year 2009 will be greater than our cash flows used in operating activities during 2008. In light of these operating activities, we believe that our operating expenses in fiscal year 2009 will be approximately $2 million, which we anticipate financing through revenue generated from operating income and with available cash and credit facilities. Management anticipates total capital expenditures of approximately $18 million for the new manufacturing facility, of which we have already financed $13.4 million, and $2 million for the assembly lines and related machinery, of which we have already financed $379,000. Depending on our production requirements, we may also require up to an additional $11 million during the next 12 months to finance the purchase of raw materials to be used in the production of 2MW of solar tiles. We anticipate financing the remaining capital expenditures on the manufacturing facility and assembly lines using available cash, loans and lines of credit, as well as a planned debt consolidation and refinancing of the construction loans owed on the facility. We will also require additional financing in order to purchase raw materials and expand our operations once our manufacturing facility is fully operational. We do not presently have any definitive agreements in place to secure any such financings or debt consolidation.

We expect to continue to experience losses from operations until we can generate revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long-term in order to continue as a going concern. See “Liquidity and Capital Resources.”

Selected Financial Data

Balance Sheet

	December 31
	2008	2007
	$
Total current assets	2,958,153	4,472,884
Total long-term assets	13,999,944	9,858,585
Total current liabilities	11,881,948	10,366,547
Total long-term liabilities	1,800,802	7,563
Total liabilities and stockholders’ equity	16,958,097	14,331,469

Statement Of Operations

	Year ended December 31
	2008	2007
	$
Total revenues	33,416	1,344,794
Total cost of goods sold (exclusive of depreciation shown separately below)	(5,417)	(1,104,119)
Depreciation and amortization	75,516	59,104
General and administrative expenses	1,922,075	2,069,866
Interest expense	(155,133)	(116,212)
Interest Income and other	45,838	177,650
Foreign exchange gain	272,577	302,803
Total other income (expense)	163,282	364,241
Taxes	—	—
Income (loss) from continuing operations	(1,806,310)	(1,524,054)
Income (loss) from discontinued operations	1,331,856	0
Net (loss)/profit	(474,454)	(1,524,054)
Other comprehensive income/loss: translation adjustment	(207,558)	(168,631)
Comprehensive loss	(682,012)	(1,692,685)

RESULTS OF OPERATIONS - COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007

Net Loss

Our net loss for the year ended December 31, 2008 was $474,454 compared to a net loss of $1,524,054 for the year ended December 31, 2007. The decrease in net loss during the year ended December 31, 2008 was due primarily to the $1,185,704 gain generated from the sale of our Solar Plant off set by an increase of personnel cost to develop the new activities of our subsidiaries ($165,486), a decrease of $30,226 in foreign exchange gain due to the decrease of the US$ exchange rate against the Swiss Franc and a decrease of $131,812 in interest income due to decreased time deposits.

 Revenue and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore only when projects are completed. Total revenue for the year ended December 31, 2008 was $33,416, which represents a decrease of $1,311,378 compared with total revenue of $1,344,794 for the year ended December 31, 2007.

Cost of goods sold for the year ended December 31, 2008 was $5,417, which represents a decrease of $1,098,702 as compared to cost of goods sold of $1,104,119 for the year ended December 31, 2007. The decrease in cost of goods sold was primarily attributable to only completing two projects during 2008. Cost of goods sold for the year ended December 31, 2008 was approximately 16% of total revenues compared with approximately 82% of total revenues for the year ended December 31, 2007.

 Operating Expenses

Operating expenses for the twelve months ended December 31, 2008 were $1,997,591, which represents a 6% decrease from $2,128,970 for the twelve months ended December 31, 2007. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our operating expenses.

The majority of the decrease was related to a reduction in general and administrative expenses associated with preparation and SEC compliance of various public filings (decrease of $270,403) offset by an increase in personnel costs to develop the new activities of our subsidiaries (increase of $165,486) and additional rent and leases expenses (increase of $46,179). We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense increased to $155,133 for the twelve months ended December 31, 2008 compared to $116,212 for the twelve months ended December 31, 2007, representing an increase of approximately 33%. The increase in interest expense was primarily attributable to the increase in the amount of the loans from ScanE and from BCGE.

Interest income for the year ended December 31, 2008 was $45,838 as compared to $177,650 for the year ended December 31, 2007. The interest income earned in the year ended December 31, 2008 decreased due to a reduction in time deposits, which were used to pay down our revolving credit facility with UBS.

Foreign exchange gain for the year ended December 31, 2008 was $272,577 compared to $302,803 for the year ended December 31, 2007.

Net Income (Loss) from Discontinued Operations, net of tax

We sold our Solar Plant in June 2008. The balance sheet and income statement have been retrospectively adjusted to reflect the effects of discontinued operations. Prior to this sale, we sold PV electricity produced by the Solar Plant to a local electricity provider in Geneva based on a 20-year contract. This contract was cancelled on June 30, 2008 due to the sale of the Solar Plant. The net income from discontinued operations is from the former electricity producing business segment. The Solar Plant and the six-month credit facility of CHF4.5 million dated September 18, 2007 are the sole assets and liabilities, respectively, that comprise the electricity producing business segment.

The net income from discontinued operations during the year 2008 was $1,331,856 (gain on disposal of $1,185,704, revenue of $247,730 and expenses of $101,578). No income was recorded for the six-month period ended December 31, 2008. In 2007 there was no income or expense from discontinued operations.

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including consulting, accounting and legal costs, staff costs, and accounts payable.

As of December 31, 2008, we had negative working capital of $8,923,795 compared with negative working capital of $5,893,663 as of December 31, 2007, and our cash and cash equivalents decreased to $765,694 as of December 31, 2008 compared to $3,429,033 as of December 31, 2007. This increase in negative working capital is the result partially of increased billings in excess of cost and estimated earnings over the comparable periods and use of available funds to finance our new manufacturing facility and to pay back short-term loans.

As of December 31, 2008, we had accounts payable of $526,168 compared to $3,711,775 as of December 31, 2007. This large decrease is the result of amounts paid to creditors for construction costs relating to our manufacturing facility. We made these payments utilizing loan proceeds received from BCGE and ScanE.

At December 31, 2008, we had short-term debt in the amount of $4,769,635 compared to $6,147,728 as of December 31, 2007. We believe that our negative working capital situation is temporary, as we expect in the near term to restructure our construction financing arrangements into longer term loans with more favorable terms.

We currently have several loans outstanding with ScanE and agreed to escrow 10,000,000 shares of common stock issued to Christiane Erné, Jean-Christophe Hadorn and Claudia Rey in connection with the reverse merger to secure repayment of these loans. The terms of the escrow agreement are disclosed under “Certain Relationships and Related Transactions.”

The first such loan with ScanE in the amount of up to $911,810 was made on November 3, 2003 and carries a principal balance of CHF969,470 ($918,389) as of December 31, 2008 and CHF969,470 ($861,248) as of December 31, 2007. The loan bears interest at 4%. Although the loan matured on March 31, 2008, we filed a request on April 2, 2008 with ScanE to renew the loan for a period of 24 months on the same terms and conditions. On May 19, 2008, ScanE granted our request that the loan be extended for a period of 24 months on the same terms and conditions. The new maturity date for the loan is March 31, 2010.

On January 21, 2004, ScanE granted us a credit facility of CHF1million ($947,311) to finance the construction of our new manufacturing facility. Release of these loan proceeds was contingent upon us satisfying certain conditions precedent, which were satisfied as of November 13, 2007. As of January 8, 2008, we had utilized the full amount of this loan, which has a fixed annual interest rate of 4%. The loan has a duration of  20 years and is secured by a mortgage certificate of CHF1,000,000 ($947,311) on the manufacturing facility. The loan is paid in 20-equal annual installments of CHF73,581 (approximately $69,704) which include principal and interest. The first installment was paid in December 2008 thus reducing the principal to $915,498.

A new six month credit facility of CHF4,500,000  ($4,262,898) was signed on September 18, 2007 with ScanE. The loan bears interest at 5%. The proceeds were received on October 1, 2007 and were to be reimbursed on March 17, 2008. ScanE extended the loan under the existing loan agreement until June 20, 2008. On June 20, 2008, we announced the sale of our Solar Plant on the roof of the manufacturing facility.  We received substantially all of the proceeds from this sale on June 30, 2008 and used a portion of the proceeds to reimburse the CHF4,500,000 loan in full as of July 2, 2008.

On October 27, 2008, we signed a six month credit facility for CHF5,000,000 ($4,736,550) with ScanE to finance improvements on the manufacturing facility. The loan is secured by a fourth rank mortgage on the building. As of December 31, 2008, the full amount of the loan was used to finance ongoing construction at the facility. The loan bears interest at 4%. The loan will be reimbursed upon completion of the construction, at which time we intend to refinance all of our construction credit facilities with one financial institution.

SES Switzerland also has a revolving credit line with UBS in the principal amount of CHF3,000,000 ($2,841,932) used mainly to cover short-term cash needs. The revolving credit line was secured by short-term deposits denominated in US$ with UBS, amounting to $3,155,000. The credit line bears interest at 4.75%. On August 13, 2008, $3,000,000 of our short-term deposits were used to offset the credit line. The balance of the credit facility was CHF0 ($0) as of December 31, 2008 and CHF1,450,764 ($1,288,815) as of December 31, 2007.

SES Switzerland also has a Construction Credit Agreement with BCGE dated December 20, 2006 in the amount of CHF4.8 million ($4,547,091), which was used to finance construction of our new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million ($8,052,140). The amended agreement must be drawn down no later than the date of completion of construction on the new manufacturing facility planned during the first half of 2009. We used CHF5,423,310 ($5,137,555) of the loan as of December 31, 2008 and CHF8,513 ($7,563) as of December 31, 2007. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($8,525,795) on the manufacturing facility.

Our ability to meet our financial commitments in the near term will be primarily dependent upon continued revenue from the sale of our manufactured solar modules, when available, and solar tiles and the related engineering services required to design and install the same and the continued extension of credit from existing or new lenders.

If we are unable to secure additional financing and successfully implement our planned debt consolidation and refinancing of the construction loans owed on our new facility, management does not believe that our cash and cash equivalents, cash provided by operating activities, and the cash available from existing loans and lines of credit will be sufficient to meet our working capital requirements for the next twelve months, and we will not be able to continue as a going concern.    Due to our current financial situation and history of losses, the report of our Independent Registered Public Accounting Firm includes an explanatory paragraph referring to substantial doubt about our ability to continue as a going concern, as discussed in Note 2 to our financial statements for the year ended December 31, 2008.  If our future revenues do not increase significantly to a level sufficient to cover our net losses, we will continue to need to raise additional funds to expand our operations. In addition, we may need to raise funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions.   We may not be able to find financing on acceptable terms or at all.

Operating Activities

Net cash used in continuing operating activities was $1,578,614 for the year ended December 31, 2008 compared to $1,320,685 of net cash used in operating activities for the year ended December 31, 2007. In local currency, use of funds for operating activities was larger during this period compared to the same period in 2007. However, exchange rate volatility has greatly offset the difference. Billings in excess of cost and estimated earnings increased by $966,700 due to advances received for new projects. Additionally, inventory of our new PV SwissTile® products increased by $1,267,689.

Net cash provided by discontinued operating activities was $247,730 for year ended December 31, 2008 and reflects the net income from discontinued operations of $1,331,856, adjusted for depreciation on the Solar Plant of $101,578 and a gain on the sale of the Solar Plant of $1,185,704.  There was no cash used in or provided by discontinued operating activities for the year ended December 31, 2007.

Net cash used in operating activities was $1,320,685 for the year ended December 31, 2007. The net cash provided from operating activities was mainly attributable to increased billings in excess of cost and estimated earnings ($350,407) and deferred expenses ($240,000) and negatively influenced by increased other current assets of $393,932 and the increased net loss in 2007 of $1,239,507.

Investing Activities

Net cash used in continuing investing activities was $11,047,735 during the year ended December 31, 2008 as compared to $5,630,316 used in investing activities during the year ended December 31, 2007.  Net cash used in investing activities was $5,630,316 during the year ended December 31, 2007, and was mostly due to investments for the construction of the manufacturing plant and the Solar Plant of $5,260,502 and advances on machinery of $369,814.  The increase in investing activities during the year ended December 31, 2008 is mostly due to investments for the construction of our manufacturing plant. Net cash used in continuing activities is comprised of the use of cash to pay creditors for the construction of the building and the future plant in the amount of $11,047,735.

Net cash provided by discontinued investing activities was $5,065,460 for the year ended December 31, 2008 and reflects the proceeds of sale of the Solar Plant, net of any selling costs incurred by the Company.  There was no cash used in or provided by discontinued investing activities for the year ended December 31, 2007.

During the first half of 2009 management anticipates total capital expenditures of approximately $18 million for the new manufacturing facility of which we have already financed $13.4 million, and $2 million for the assembly lines and related machinery, of which we have already financed $379,000.  In addition, and depending on our production requirements, we may require during the next 12 months up to an additional $11 million to finance the purchase of raw materials to be used in the production of 2 MWs of solar tiles.

 Financing Activities

Net cash provided by continuing financing activities was $5,030,987 for the year ended December 31, 2008 compared to financing activities which provided cash of $4,554,347 for the year ended December 31, 2007.  Net cash provided by financing activities was $4,554,347 for the year ended December 31, 2007 and was the result of proceeds of loans used for current operating expenses and building of the Solar Plant.  The increase in financing activities is due to bank loans granted to build the new plant from BCGE and ScanE. During 2008, the amount represents a net financing between use of bank loans for $6,809,969 and the reimbursement of our line of credit with UBS for $1,778,982.

There was no cash used in or provided by discontinued financing activities for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

At December 31, 2008, the company has an outstanding purchase order of EUR448,600 ($632,410) for the future construction of a new machine to be used in the new plant for solar module production. The company has made an advance payment of EUR269,160 ($379,446) for the purchase of this machine. The balance due will be paid upon delivery of the machine. At December 31, 2008, the company had purchase agreements signed for the building of the new plant for CHF7,354,273 ($6,966,781). Of the above amount, advance payment of CHF5,421,607 ($5,135,946) was made on January 1, 2009, the remaining amount will be paid at the end of the construction planned during the first half of 2009.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the Notes to our Consolidated Financial Statements included in this Form 10-K for the fiscal year ended December 31, 2008. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements. The Consolidated Financial Statements include the accounts of SES USA and its wholly owned subsidiaries, SES Switzerland and SES Prod. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Foreign Currency Translation

The reporting currency of  SES USA is the U.S. dollar, whereas the wholly owned subsidiary’s functional currency is the Swiss Franc. The financial statements of the company’s wholly owned subsidiaries, SES Switzerland and SES Prod, are translated to U.S. dollar equivalents under the current method in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from intercompany receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

 Cash Equivalents

We consider cash and all highly liquid securities with an original maturity of three months or less to be cash equivalents.

Receivables and Credit Policies

Our accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and our stability as it relates to our current customer base.  We recorded no bad debt expense during the years ended December 31, 2008 and 2007 for trade receivables.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 20 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized

Long-Lived Assets

The company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires the company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

Warranties

Since the commencement of our operations, we have had no warranty claims. Our production has been low and components have been purchased from subcontractors for PV installations, all of which have their own warranties. Since we have not yet started producing our own PV cells and warranty claims can be thus exercised against our suppliers, we do not believe that discussion of warranties is a critical accounting policy, currently, but this may become so in the future.

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

For the fiscal years ended 2008 and 2007, we had no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at year end are expected to be collected in 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our Swiss operations accounted for 100% of our sales in fiscal year 2008, and 100% of our sales in fiscal year 2007. In such periods, all of our international sales were denominated in Swiss Francs (CHF).

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our outstanding loan obligations and any possible construction loan. If the interest rate ultimately fixed by our bankers for the construction loan financing is higher than we currently anticipate this will increase the cash used for operating activities.

ITEM 8. FINANCIAL STATEMENTS

The full text of our audited Consolidated Financial Statements for the years ended December 31, 2008 and December 31, 2007 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is as of the fiscal year ended December 31, 2008. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND
CORPORATE GOVERNANCE

Our directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position with our Company	Age	Date First Elected or Appointed

Jean-Christophe Hadorn	Chief Executive Officer and Director	53	September 27, 2006

Sandrine Crisafulli	Chief Financial Officer and Chief Operating Officer	50	September 27, 2006

Daniel Erné	Director	53	September 27, 2006

Christiane Erné	Director	55	September 27, 2006

Michael D. Noonan*	Director	50	September 27, 2006

* Resigned as a director effective March 31, 2009.

Biographies of our directors and executive officers are as follows:

Jean-Christophe Hadorn

Mr. Hadorn received his masters degree in Civil Engineering from the Swiss Federal Institute of Technology in Lausanne in 1979 and his MBA from HEC University of Lausanne in 1998. From 1979 to 1981, Mr. Hadorn worked as a researcher at the Institute for Energy Production (IPEN) within the Swiss Federal Institute of Technology in Lausanne, Switzerland on large scale storage of solar heat in deep aquifers. From 1981 to 1985, Mr. Hadorn worked as a project engineer for SORANE SA, a solar energy and engineering company in Switzerland, where he advised architects and designed energy concepts for buildings and industry. Mr. Hadorn worked from 1986 to 1995 as a project leader with BSI Engineering, a consulting company in energy and information technology in Switzerland, on a geographical information system software product for the design and management of energy networks as principal developer of software, code named HyperBird. Since 1999, Mr. Hadorn has worked as an independent energy consultant, and as the CEO of BASE Consultants SA, Geneva, a strategy and management consulting company which advises public and private businesses. Since 1985, Mr. Hadorn has been appointed as a leader for national solar energy and heat storage research programs by the Swiss government and from 2003 to 2005 was asked by the French government to set up the National Institute of Solar Energy in France. Mr. Hadorn has participated in several International Energy Agency (IEA) Tasks within the Solar Heating and Cooling Program (Task 7, Task 26, and Task 32 which he will lead as an Operating Agent until 2007). Mr. Hadorn also serves as director of our wholly-owned subsidiary, SES Switzerland.

Sandrine Crisafulli

Ms. Crisafulli has been our chief financial officer and chief operating officer since 2001. Ms. Crisafulli received a certificate of commerce in commercial studies from Lemania College in Lausanne, Switzerland. She has experience in financial and administrative management having served as administrative director and finance chief at N.E. Achille, a retail company, from 1995 until 2001.

Daniel Erné

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

Christiane Erné

Ms. Erné worked in public relations and then as hotel director for Societe d’Exploitation et Gestion Hoteliere from 1981 to 1984. Since 2001, Ms. Erné has been active in the development of renewable energies and associated technologies through Société d’Energie Solaire. Ms. Erné received a diploma in economics from the University of Geneva in 1974. Ms. Erné is married to Daniel Erné.

Michael D. Noonan

Mr. Noonan has more than 15 years of investor relations, corporate finance and corporate governance experience. Mr. Noonan has served since 2005 as the Vice President, Corporate and a director of Sky Petroleum, Inc., an oil and gas company quoted on the OTC Bulletin Board. He currently serves as its interim CFO. Prior to joining Sky Petroleum, Mr. Noonan worked for Forgent Networks, an intellectual property and software company from 2002 to 2006, where he last served as the Senior Director of Investor Relations. Prior to working at Forgent Networks, Mr. Noonan was employed from 2000 to 2002 by Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan also served from 1999 to 2000 as director of investor relations and corporate communications at Integrated Electrical Services, an electrical services company, and manager of investor relations and public affairs for Sterling Chemicals from 1997 to 1999, a manufacturer of commodity chemicals. Mr. Noonan received an MBA from Athabasca University in Alberta, Canada in 1999; a Bachelor of Arts degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada in 1986; and an Executive Juris Doctorate from Concord School of Law in Los Angeles, California in 2006.

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K.

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

Director Independence

Our board of directors has determined that Michael D. Noonan is “independent” as such term is defined by FINRA Rule 4200(a)(15).

Family Relationships

Except for Daniel Erné and Christiane Erné, who are husband and wife, there are no family relationships between any of our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Code of Ethics

We have adopted a code of ethics that is applicable to our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics can be found under the heading “Code of Business Conduct and Ethics” on our website at www.sessolar.com. We will supply to any person without charge, upon request and in the manner described above, a copy of our code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to us for the years ended December 31, 2008 and 2007.
.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Jean-Christophe Hadorn(3) Chief Executive Officer	2008 2007	— —	— —	— —	87,739 103,599	(1) (1)	87,739 103,599

Sandrine Crisafulli(2)(3) Chief Financial Officer and Chief Operating Officer	2008 2007	138,966 108,450	—	—	—		138,966 108,450

(1)
We have a one-year consulting agreement with Base Consulting pursuant to which Base Consulting provides us with strategic, managerial, marketing and business development leadership. The services provided by Base Consulting are performed by Mr. Hadorn, our chief executive officer. Mr. Hadorn contributes approximately 20 hours per week to our affairs. Other than pursuant to this consulting agreement, we do not compensate Mr. Hadorn in his capacity as chief executive officer.

(2)
Ms. Crisafulli and Base Consulting are paid in Swiss Francs. The dollar figures for 2008 were calculated using the average exchange rate in effect for the fiscal year 2008 (CHF 1.07940). The dollar figures for 2007 were calculated using the exchange rate of CHF 1.19870 as per Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2007.

Stock Option Plan

We do not have a stock option plan in favor of any director, officer, consultant or employee.

Stock Options/Stock Awards

We have not granted any options or stock awards during our prior fiscal year, either before or after the reverse merger.

Director Compensation
Compensation of Directors During Fiscal Year 2008

Name and Principal Position	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jean-Christophe Hadorn	9,264	0	9,264
Daniel Erné	120,437	0	120,437

We did not pay fees or other cash compensation for services rendered by our directors during the fiscal year ended December 31, 2008 other than to Messrs. Hadorn and Erné. The amount paid to Mr. Hadorn was for services rendered in his capacity as a director of our subsidiary, SES Switzerland, and is included in the $87,439 reported in the Summary Compensation Table above. The amount paid to Mr. Erné was for services rendered pursuant to a consulting agreement, as described below. We have no current plans to compensate our directors in their capacities as such in the future. We do reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings. The dollar figures for 2008 were calculated using the average exchange rate in effect for the fiscal year 2008 (CHF 1.07940).

Employment Agreements

SES Switzerland entered into an employment agreement with Sandrine Crisafulli dated September 14, 2006. Pursuant to the terms of the agreement, Ms. Crisafulli receives an annual salary of $138,966. The term of the agreement is five (5) years. If Ms. Crisafulli’s employment is terminated without cause, we are obligated to pay her an amount equal to two years’ salary for each completed three years of service.

SES Switzerland entered into a consulting agreement with Daniel Erné dated October 3, 2006. Pursuant to this agreement, Mr. Erné assists with our day-to-day managerial and operating activities, including serving as a consultant with respect to financing opportunities, budgetary matters, and oversight of construction on our new manufacturing facility. Mr. Erné contributes at least 40 hours per week to our affairs. Mr. Erné receives an annual salary of $120,437 in consideration for these management consulting services. Mr. Erné is the husband of Christiane Erné, a principal stockholder as well as a director of our company and SES Switzerland.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have an equity compensation plan.

Principal Stockholders

The following table sets forth certain information regarding our common stock beneficially owned as of March 26, 2009 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)

Christiane Erné	48,286,817	(2)	66.0%

Jean-Christophe Hadorn	2,414,341	(3)	3.30%

Daniel Erné	48,286,817	(4)	66.0%

Michael D. Noonan	Nil		Nil

Sandrine Crisafulli	Nil		Nil

SG Private Banking (Suisse) S.A. Avenue de Rumine 20 Case Postale 220 Ch-1001 Lausanne, Switzerland	5,193,057		7.10%

Directors and Executive Officers as a Group (4 persons)	48,286,817		66.0%

(1)
Based on 73,081,168 shares of common stock issued and outstanding as of March 31, 2009. Except as otherwise indicated, we believe that the owners of the common stock listed above have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)
Includes 4,828,682 shares of common stock, of which 2,414,341 were transferred to each of Claudia Rey and Jean-Christophe Hadorn pursuant to a voting trust agreement entered into with Ms. Erné dated February 22, 2006. The terms of the voting trust agreement stipulate that Ms. Rey and Mr. Hadorn will vote their shares in accordance with Ms. Erné’s instructions. Ms. Erné also has a right of preemption with respect to the subject shares. As a result of her voting power over these shares, Ms. Erné may be deemed to beneficially own the 4,828,682 shares of common stock transferred to each of Ms. Rey and Mr. Hadorn. Of the shares beneficially owned by Ms. Erné, 10,000,000 are held in escrow as security for repayment of a loan made by ScanE to SES Switzerland. See “Certain Relationships and Related Party Transactions – Canton Geneva Escrow Agreement.”

(3)	As described in footnote (2), the shares held by Mr. Hadorn were transferred to him by Ms. Erné pursuant to a voting trust agreement dated February 22, 2006.

(4)	Daniel Erné is the husband of Christiane Erné and therefore may be deemed to beneficially own the shares held by his wife. Mr. Erné expressly disclaims ownership over these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as set forth below, there have been no material transactions, series of similar transactions or currently proposed transactions during 2008, or subsequent thereto, to which we or our wholly owned subsidiaries were or are to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest. We believe each of the following related party transactions are on terms at least as favorable as would be available from unaffiliated parties.

On August 31, 2006, we entered into an arm’s-length negotiated share exchange agreement with SES Switzerland and the stockholders thereof, namely Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey, whereby we agreed to acquire SES Switzerland. The closing of the transactions contemplated by the share exchange agreement and the acquisition of all of the issued and outstanding common stock of SES Switzerland occurred on September 27, 2006. In accordance with the terms of the share exchange agreement, we issued a total of 48,286,817 shares of common stock to the former stockholders of SES Switzerland (Christiane Erné – 43,458,135 shares; Jean-Christophe Hadorn – 2,414,341 shares; Claudia Rey – 2,414,341 shares) in exchange for the acquisition by us of all 39,500 issued and outstanding common shares of SES Switzerland on the basis of 1,222.451 shares of our common stock for every one share of common stock of SES Switzerland. The terms of the share exchange agreement also stipulated that we and the former stockholders of SES Switzerland enter into the following escrow agreements: (1) the Canton Geneva Escrow Agreement; (2) the Credit Line Escrow Agreement; and (3) the Long Term Escrow Agreement.

Canton Geneva Escrow Agreement

In connection with the closing of the share exchange agreement, we entered into the Canton Geneva Escrow Agreement dated September 15, 2006 with Christiane Erné, Jean-Christophe Hadorn, Claudia Rey, and ScanE. Pursuant to the terms of the Canton Geneva Escrow Agreement, the parties agreed to escrow 10,000,000 of the 48,286,817 shares of common stock issued to Christiane Erné (9,000,000 shares), Jean-Christophe Hadorn (500,000 shares) and Claudia Rey (500,000 shares) in connection with the merger in order to secure partial repayment of a loan dated November 3, 2003 by ScanE to SES Switzerland. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The 10,000,000 shares of common stock are to be delivered from escrow as follows:

(a)	upon repayment of the loan to ScanE:

(i) if within two years from the closing of the share exchange agreement, to the escrow agent under the Long Term Escrow Agreement (as discussed below), or

(ii) if after two years from the closing of the share exchange agreement, to Christiane Erné, Jean-Christophe Hadorn and Claudia Rey; or

(b)	upon default of the loan, to ScanE.

As of the date of this prospectus, the loan, which matures March 31, 2010, remains outstanding and the 10,000,000 shares remain in escrow.

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

(a)
into a subsequent escrow in accordance with the terms of the Long Term Escrow Agreement (as described below) if our company receives financing of at least CHF12 million on or before November 30, 2007; or

(b)	to us for immediate cancellation if we do not receive financing of at least CHF12 million on or before November 30, 2007.

On September 18, 2007, we entered into a loan agreement with ScanE in the principal amount of $3.9 million (CHF4.5 million). On November 13, 2007, we entered into an amended agreement with BGCE whereby our Construction Credit Agreement dated December 20, 2006 was increased from $4.1 million (CHF4.8 million) to $7.6 million (CHF8.5 million). As a result of these financings, and in combination with our other available financing arrangements, we obtained financing in excess of the amount required to satisfy the Credit Line Escrow Agreement and the 24,143,410 shares of common stock were transferred from the Credit Line Escrow to the Long Term Escrow.

Long Term Escrow Agreement

In connection with the closing of the share exchange agreement, we also entered into the Long Term Escrow Agreement dated September 1, 2006 with Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey. Pursuant to the terms of the Long Term Escrow Agreement, we agreed to escrow all shares not otherwise escrowed under either the Credit Line Escrow Agreement or the Canton Geneva Escrow Agreement until September 27, 2008, the second anniversary of the closing of the share exchange agreement. As such, 38,286,817 of the shares of common stock (which amount includes the 24,143,410 shares previously escrowed pursuant to the Credit Line Escrow Agreement) that were issued to Christiane Erné, Jean-Christophe Hadorn, and Claudia Rey in the merger have been released from escrow and returned to the respective stockholders.

Other Related Transactions

SES Switzerland entered into a consulting agreement with Flannel Management dated October 1, 2006. Flannel Management receives a monthly consulting fee of $18,529, calculated based on the exchange rate of CHF 1.07940 as in effect on December 31, 2008. The contract is for a guaranteed 10-year term and if earlier terminated, we must pay the consulting fee for the full term. Flannel Management’s consulting services are rendered by Philippe Crisafulli, the husband of Sandrine Crisafulli, our Chief Operating Officer and Chief Financial Officer. Pursuant to this agreement, Flannel Management, through Mr. Crisafulli, provides us with the research and development, production, manufacturing and operational support necessary to bring our new manufacturing facility and solar products into production. During the fiscal year ended December 31, 2008, we paid $222,346 (CHF240,000 or $200,218 for 2007) to Flannel Management.

In June 2003, Christiane Erné contracted with us for the purchase and installation of solar tiles on her private residence. This agreement was oral and there are no stated payment terms other than that payment be received in full upon completion of the contract, which we do not expect to occur until the solar tiles manufactured at our new facility have been installed. The contract amount was approximately $189,000 at the exchange rate of CHF1.0 as of June 2, 2003. As of the fiscal years ended 2008 and 2007, we had a receivable from a related party in the amount of $90,573 and $84,938, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants BDO Visura for the audits of our financial statements included in Forms 8-K and 10-Q and for the financial statements included in our Annual Report on Form 10-K as well as services related to responding to SEC comment letters on our Forms 8-K and 10-Q were approximately $144,763 for the year ended December 31, 2008 and $207,939 for the year ended December 31, 2007. BDO Visura did not perform any audit work for 2005 before the reverse merger in 2006.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our principal accountants, BDO Visura, that are reasonably related to the performance of the audit and review of the company’s financial statements were $0 and $0 for 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning and other products and services by our principal accountants, BDO Visura, were $0 and $0 for 2008 and 2007, respectively.

All Other Fees

BDO Visura has not rendered any professional services other than those covered in the Sections captioned “Audit Fees”, “Audit-Related Fees” and “Tax Fees” for the company’s 2008 and 2007 fiscal years, respectively.

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

ITEM 15. EXHIBITS

Exhibits

Copies of the following documents are included as exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K:

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

10.17.1	Amended Credit Line Agreement dated January 31, 2008 between SES Société d’Energie Solaire S.A. and UBS SA (incorporated by reference from our Annual Report on Form 10-KSB filed on March 26, 2007)

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

10.21
Consulting Agreement dated October 1, 2006 between SES Société d’Energie Solaire S.A. and Flannel Management Sàrl (incorporated by reference from our Annual Report on Form 10-KSB filed on March 26, 2007)

10.22*	Credit Facility dated October 27, 2008 between SES Solar Inc. and the Geneva (Switzerland) State Department of Energy of Energy

21*	Subsidiaries of SES Solar Inc.

24.1	Power of Attorney (included in the signature page hereto)

31.1*	Rule 13a-14 and 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14 and 15d-14 Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SES SOLAR INC.

Date: March 31, 2009	By:	/s/ Jean-Christophe Hadorn
Jean-Christophe Hadorn Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Christophe Hadorn and Sandrine Crisafulli as their true and lawful attorney-in-fact and agent, with the full power of substitution for them, and in his or her name and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jean-Christophe Hadorn
Jean-Christophe Hadorn	Chief Executive Officer and	March 31, 2009
Director (Principal Executive Officer)

/s/ Sandrine Crisafulli
Sandrine Crisafulli	Chief Financial Officer	March 31, 2009
(Principal Accounting Officer)

/s/ Christiane Erné
Christiane Erné	Director	March 31, 2009

/s/ Daniel Erné
Daniel Erné	Director	March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SES Solar Inc.

We have audited the accompanying consolidated balance sheets of SES Solar Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive losses, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SES Solar Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zurich, March 31, 2009

BDO Visura

/s/ Andreas Wyss	/s/ Christian Feller
Andreas Wyss Auditor in Charge Swiss Certified Accountant / CPA	Christian Feller Swiss Certified Accountant

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in $, except per share amounts)

		December 31st 2008	December 31st 2007
ASSETS (in $)
Current Assets:
Cash and cash equivalents	6	765,694	3,429,033
Receivables, net of allowance for doubtful accounts of $ 0 for the years ended 2008 and 2007.	7	12,001	47,356
Due from related party	21	90,573	84,938
Inventory	8	1,665,699	271,794
Other current assets		424,186	639,763
Total current assets		2,958,153	4,472,884

Long-Term Assets:
Deferred Expense	15	0	180,000
Advance payments for machinery		379,446	396,432
Total other long-term assets		379,446	576,432
Property, Plant and Equipment, at cost,		600,389	437,493
Solar plant		0	3,785,521
Building construction		13,449,460	5,398,153
Less accumulated depreciation and amortization		(429,351)	(339,014)

Total fixed assets	9	13,620,498	9,282,153

Total long-term assets		13,999,944	9,858,585

Total Assets		16,958,097	14,331,469

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	10	4,769,635	6,147,728
Construction loan	10	5,137,555	0
Accounts payable		526,168	3,711,775
Billings in excess of cost and estimated earnings	11	1,448,590	507,044
Total current liabilities		11,881,948	10,366,547
Long-Term Liabilities:
Loan payable	10	918,389	0
Construction loan	10	882,413	7,563
Total long-term liabilities		1,800,802	7,563

Stockholders’ Equity:	15
Common stock, $0.001 par value;		73,081	73,081
100,000,000 shares authorized;
73,081,168 shares issued and outstanding;
Additional paid in Capital		8,050,093	8,050,093
Accumulated other comprehensive income (loss)
Translation Adjustment		(603,005)	(395,447)
Year end Accumulated Deficit		(4,244,822)	(3,770,368)
Total stockholders’ equity (deficit)		3,275,347	3,957,359

Total Liabilities and Stockholders’ Equity		16,958,097	14,331,469

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

		Year Ended December 31, 2008	Year Ended December 31, 2007
Revenue:
Revenue	5,7	33,416	1,344,794
Cost of goods sold (exclusive of depreciation shown separately below)		(5,417)	(1,104,119)

Costs and Expenses:
Personnel		532,039	366,553
Rent and Leases Expenses	12	181,632	135,453
Research and Development		337,761	426,814
Other G+A		870,643	1,141’046
Depreciation and amortization		75,516	59,104
Total costs and expenses		1,997,591	2,128,970

Other Income and Expense:
Interest expense		(155,133)	(116,212)
Interest income and other	17	45,838	177,650
Foreign Exchange Gain		272,577	302,803
Total Other Income (Loss)		163,282	364,241

Income (loss) from continuing operations before taxes		(1,806,310)	(1,524,054)
Income taxes	18	0	0
Net income (loss) from continuing operations		(1,806,310)	(1,524,054)
Income (loss) from discontinued operations before taxes (Note 14)		1,331,856	0
Net income (loss)		(474,454)	(1,524,054)
Other Comprehensive Loss/Income:
Translation adjustment		(207,558)	(168,631)
Comprehensive loss		(682,012)	(1,692,685)
Basic and diluted Weighted Average Shares		73,081,168	55,835,875
Basic and diluted net income (loss) per share from continuing operation		(0.025)	(0.027)
Basic and diluted net income (loss) per share from discontinuing operation		0.018	0
Basic and diluted net income (loss) per share		(0.007)	(0.027)

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(in $, except per share amounts)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Amount	Paid-in Capital	Retained Earnings	Translation Adjustment	Total Shareholders’ Equity
Balance at January 01, 2007	73,081,168	73,081	8,050,093	(2,246,314)	(226,816)	5,650,044
Net Loss	0	0	0	(1,524,054)	0	(1,524,054
Translation Adjustment	0	0	0	0	(168,631)	(168,631
Balance at December 31, 2007	73,081,168	73,081	8,050,093	(3,770,368)	(395,447)	3,957,359
Net Loss	0	0	0	(474,454)	0	(474,454
Translation Adjustment	0	0	0	0	(207,558)	(207,558
Balance at December 31, 2008	73,081,168	73,081	8,050,093	(4,244,822)	(603,005)	3,275,347

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	YEARS ENDED
	December 31st 2008	December 31st 2007
Cash Flows from Operating Activities:
Net loss	(474,454)	(1,524,054)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	170,880	59,104
Adjustment for proceed of power plant	(1,185,704)	0
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables, including Due from Related Party	37,649	(33,902)
Inventory	(1,267,689)	(13,791)
Other current assets	252,330	(393,932)
Deferred Expenses	180,000	240,000
Increase (decrease) in:
Accounts payable and accrued expenses	(10,596)	(4,517)
Billings in excess of cost and estimated earnings	966,700	350,407
Net cash provided/used in operating activities	(1,330,884)	(1,320,685)
Cash Flows from Investing Activities:
Proceed on sale of solar plant	5,065,460	0
Property, plants and equipment	(11,047,735)	(5,260,502)
Advance payments for machinery	0	(369,814)
Net cash provided/used in investing activities	(5,982,275)	(5,630,316)

Cash Flows from Financing Activities:
Repayment/Proceed of loans	6,809,969	3,344,062
Bank loan	(1,778,982)	1,210,285
Net cash provided by financing activities	5,030,987	4,554,347
Decrease in cash and cash equivalents	(2,282,172)	(2,396,654)
Effect of exchange rate changes on cash	(381,167)	(190,979)
Cash and cash equivalents, beginning of year	3,429,033	6,016,666
Cash and cash equivalents, end of year	765,694	3,429,033
Cash paid for interest	155,133	116,212
Supplemental disclosure of non-cash operating and investing activities:
Non cash transaction, Property, plants and equipment in accounts payable	185,214	3,167,499

See accompanying summary of accounting policies and the notes to the financial statements.

1. Organization and Nature of Operations

Organization - SES SOLAR INC. (the “Company,” “SES USA,” “our,” “we” and “us”) is the result of a reverse acquisition accomplished on September 27, 2006 between SES USA, a Delaware company, which had no operations and net assets of $39,069, and Société d’Energie Solaire SA (“SES Switzerland”), a Swiss company. SES USA acquired all of the outstanding shares of SES Switzerland. For accounting purposes, the acquisition has been treated as a recapitalization of SES Switzerland with SES Switzerland as the acquirer (reverse acquisition). SES Switzerland acquired 10,668,000 of SES USA in the transaction. The historical financial statements prior to September 27, 2006 are those of SES Switzerland. The reverse acquisition resulted in a change of control of SES USA, with the former stockholders of SES Switzerland owning approximately 70% of SES USA and SES Switzerland becoming SES USA’s wholly owned subsidiaries.

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

As of July 31, 2008, the Company formed a new Swiss wholly owned subsidiaries, SES Prod SA (“SES Prod”), also located in Geneva. It is expected that in the future, all of the Company’s manufacturing activities now being conducted by SES Switzerland will be conducted by SES Prod. At such time, SES Switzerland’s primary activity will be managing the Company’s manufacturing facility.

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

(a)
into a subsequent escrow in accordance with the terms of the Long Term Escrow Agreement (as described below) if the Company receives financing of at least $11,367,727 (CHF 12 million) on or before November 30, 2007; or

(b)	to the Company for immediate cancellation if it do not receive financing of at least $11,367,727 (CHF 12 million) on or before November 30, 2007.

On September 18, 2007, we entered into a loan agreement with the Geneva (Switzerland) State Department of Energy (“ScanE”) in the principal amount of $4.3 million (CHF4.5 million). On November 13, 2007, the Company entered into an amended agreement with Banque Cantonal de Genève whereby our Construction Credit Agreement dated December 20, 2006 was increased from $4.6 million (CHF4.8 million) to $8.1 million (CHF8.5 million). As a result these recent financings, and in combination with its other available financing arrangements as discussed in the Liquidity section to Management’s Discussion and Analysis, the Company obtained total financing in excess of the amount required to satisfy the Credit Line Escrow Agreement such that the 24,143,410 shares have been transferred from the Credit Line Escrow to the Long Term Escrow.

SES USA engaged in a second round of financing on November 7, 2006 pursuant to which SES USA issued 4,100,001 shares to third parties resulting in a further dilution of the historical and former shareholders of SES Switzerland to approximately 66%.

2. Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of ($474,454) and a negative cash flow from operations of ($1,330,884), and had a working capital deficiency of ($8,923,795) at December 31, 2008. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed the construction of the new manufacturing facility with so called construction loans (Note 10). These construction loans are converted into a mortgage immediately after completion of the building. Since the manufacturing facility has not been completed as of December 31, 2008, no construction loans were yet converted into mortgages.

The Company's ability to continue its operations and market and sell its products and services will depend on the Company's ability to convert the construction loans into mortgages and to obtain additional financing. If the Company is unable to obtain such financing, the Company will not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial condition. The Company’s cash and cash equivalents are $765,000 for the year ended December 31, 2008.  Based on the Company’s business plan it needs additional funding from external sources of approximately $7,456,000 to fund anticipated operating expenses and the completion of the manufacturing facility.

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

All amounts are presented in $ unless otherwise stated.

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

The exchange rates used for translating the financial statements are listed below:

Average Rates	2008	2007
	CHF	CHF
	$1.07940	1.19870

Balance Sheet year-end rates	2008	2007
	CHF	CHF
	$1.05562	1.12566

Cash Equivalents—The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

 Receivables and Credit Policies— The Company’s accounts receivables primarily consists of trade receivables. Management reviews accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its current customer base. Receivables consist of revenues billed to customers upon achievement of contractual obligations. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2008 is adequate.

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

Long-Lived Assets—The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires the Company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

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

For the years ended 2008 and 2007, the Company has no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at year end are expected to be collected in 2009.

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

Loss Per Share—Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic earnings per share does not include the effects of potentially dilutive stock options and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options’ exercise price is lower than the Company’s average share price for the period. As per an agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company is required to obtain additional financing in the amount of CHF12,000,000 ($11,367,727) no later than November 30, 2007 to build a manufacturing plant in Plan-les-Ouates. Otherwise, 24,143,410 escrowed shares will be cancelled. As of September 18, 2007, the Company entered into a loan agreement with the Geneva (Switzerland) State Department of Energy (“ScanE”) in the principal amount of $4.3 million (CHF4.5 million). On November 13, 2007, the Company entered into an amended agreement with Banque Cantonal de Genève whereby its Construction Credit Agreement dated December 20, 2006 was increased from $4.6 million (CHF4.8 million) to $8.1 million (CHF8.5 million). As a result of these recent financings, and in combination with its other available financing arrangements, the Company obtained total financing in excess of the amount required to satisfy the Credit Line Escrow Agreement such that the 24,143,410 shares have been transferred from the Credit Line Escrow to the Long Term Escrow (see notes 15). The escrowed shares were included in earnings per share once conditions were met (September 18, 2007).

Stock options of 43,110 were granted to a non-employee, Hogan & Hartson LLP, and outstanding as of June 18, 2007 and are not included in the Earnings per Share. The grant of options was cancelled by mutual agreement on July 18, 2007 without any options being exercised.

	2008	2007
Basic Weighted average shares outstanding	73,081,168	55,835,875
Diluted weighted average shares outstanding	73,081,168	55,835,875

Note: Due to the net loss, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. The number of shares of common stock listed as beneficially owned by one stockholder includes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the December31, 2008 and December 31, 2007 balance sheet dates, the warrants were not yet exercised. Also, they are not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

4. Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value for financial accounting and reporting purposes, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value instruments. This statement does not require any new fair value measurements, rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. SFAS 157 was effective and adopted by the Company as of January 1, 2008. In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, or are outside the scope of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, cash flows or financial positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and other items that are not currently required to be measured at fair value. When the fair value option is elected and a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in results of operations at each subsequent reporting date. Additionally, the transition provisions of SFAS 159 permit a one-time election for existing positions at the adoption date, with a cumulative effect adjustment included in opening retained earnings. All future changes in fair value will be reported in results of operations. Prior to this election, only the unrealized losses were recorded in results of operations. The Company adopted SFAS 159 effective for the fiscal year beginning January 1, 2008, and the adoption had no impact on the Company’s financial position and results of operations.

Recent Accounting Pronouncements Not Yet Effective

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. This statement is not expected to have a significant effect on the Company's financial statements.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company’s financial position and results of operations when they become effective on January 1, 2009.

On October 10, 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 157-3. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157 and clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It is effective upon issuance. The adoption of FSP FAS 157-3 is not expected to have a material impact.

In December 2007, the FASB issued Financial Accounting Standard No. 160, Non-controlling Interests in Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling interest be identified in the financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This statement is not expected to have a significant effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for the Company as of January 1, 2009. As SFAS 161 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s results of operations, cash flows or financial positions.

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

During 2008, two projects were completed and therefore $33,416 were recognized (2007 $1,344,794).

6. Cash and Cash Equivalents

	$ (held in CHF)	$ (held in $)	$ (held in EUR)	$ TOTAL 2008	$ TOTAL 2007
Cash on hand	547,904	1,861	215,929	765,694	274,033
Short-term Investments	-	-	-	-	3,155,000
Cash and Cash Equivalents	547,904	1,861	215,929	765,694	3,429,033

Cash and cash equivalents are available to the Company, and there is no restriction or limitation on withdrawal or use of these funds. The Company’s cash equivalents are placed with highly credit rated financial institutions. The carrying amount of these assets approximates their fair value.

7. Accounts Receivable and Significant Customers

At December 31, 2008 and 2007, the Company’s accounts receivable balances were $12,001 and $47,356, respectively. Significant customers are summarized below:

	Receivables
	2008	2007
	$	$
A	12,001	11,255
F	-	15,771
G	-	20,330

Total Accounts Receivable	12,001	47,356

Revenues for 2008 and 2007 were $33,416 and $1,344,794, respectively. Significant customers are summarized below:

	Revenues
	2008	2007
	$	$

D	23,161	1,192,964
E	6,027	52,023
F	0	89,263
Others	4,228	10,544

Total Revenues	33,416	1,344,794

8. Inventory

Inventory is summarized as follows:

	2008	2007
	$	$
Raw Materials and Others	1,473,540	97,159
Finished Goods	192,159	174,635
Total Inventory	1,665,699	271,794

Large increase in inventory relates mostly to the SwissTiles. This increase in inventory is due to the fact the company will need them for the completion of projects in the future

9. Property, Plant and Equipment

Property and equipment is summarized as follows:

	2008	2007
	$	$
Machinery and equipment	384,831	360,887
Office furniture and equipment	87,306	76,606
Vehicles	128,252	0
Equipment	600,389	437,493
Solar plant	0	3,785,521
Building construction	13,449,460	5,398,153
Property and equipment	14,049,849	9,621,167
Less accumulated depreciation and amortization	(429,351)	(339,014)
Property, Plant. and equipment, net	13,620,498	9,282,153

Depreciation and amortization expense of property and equipment for the years ended December 31, 2008 and 2007 was $75,516 and $59,104, respectively. The company has defined the following useful lives for fixed assets: Machinery and equipment: 8 years, Office furniture and equipment: 3 (IT equipment) to 5 years (office furniture), Vehicles: 4 years.

10. Borrowings Under Revolving Credit Facility, Short and Long-Term Loan

Short-Term Loan	2008	2007

State Department of Energy Geneva (Switzerland)	33,085	861,248
Banque Cantonale de Genève (1)	5,137,555	0
State Department of Energy Geneva (Switzerland)	0	3,997,665
State Department of Energy Geneva (Switzerland) (1)	4,736,550	0
UBS	0	1,288,815
	9,907,190	6,147,728

Long-Term Loan	2008	2007

Banque Cantonale de Genève	0	7,563
State Department of Energy Geneva (Switzerland)	918,389	0
State Department of Energy Geneva (Switzerland)	882,413	0
	1,800,802	7,563

Total loan as at December 31st, 2008	11,707,992

Year	Repayments

2009
Short term loans (1) Long term loans	9,874,105 33,085
2010
Long term loans	952,798
2011
Long term loans	35,785
2012
Long term loans	37,216
2013
Long term loans	38,706
Thereafter	736,297

Total	11,707,992

(1)Short term loans relate to the new construction of the manufacturing facility. The Company intends to refinance the construction loans on a long-term basis upon completion of the plant. Negotiations are presently taking place with several banking institutions interested in granting the long term mortgage facility.

On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy (“ScanE”) of up to CHF1,000,000 ($947,311). The loan bears interest at a rate of 4%. SES Switzerland used CHF969,470 ($918,389) of this loan as of December 31, 2008, and CHF969,470 ($861,248) as of December 31, 2007. This loan matured on March 31, 2008. On April 2, 2008, the Company filed a request with ScanE to renew the loan for a period of 24 months on the same terms and conditions. By decision dated May 19, 2008, ScanE accepted the Company’s request that the loan be extended for a period of 24 months on the same terms and conditions. The new maturity date for the loan is March 31, 2010. Pursuant to the Canton Geneva Escrow Agreement dated September 15, 2006, Christiane Erne, Jean-Christophe Hadorn and Claudia Rey personally pledged 10,000,000 of their issued SES USA common shares as a guarantee for the original loan entered into on November 6, 2003. These shares now serve as a guarantee for the renewed loan dated May 19, 2008. The Company does not currently have any plans to repay the loan before its March 31, 2010 maturity date.

On January 21, 2004, ScanE granted the Company a credit facility of CHF1million ($947,311) to finance the construction of the Company’s new manufacturing facility. Release of these loan proceeds was contingent upon the Company satisfying certain conditions precedent, which were satisfied as of November 13, 2007. As of January 8, 2008, we had utilized the full amount of the loan, which has a fixed annual interest rate of 4%. The loan has a duration of 20 years and is secured by a mortgage certificate of CHF1,000,000 ($947,311) on the manufacturing facility. The loan is reimbursed in 20-equal annual installments of CHF73,581 (approximately $69,704) which include principal and interest. The first installment was paid in December 2008 thus reducing the principal to $ 915,498.

On September 18, 2007, we signed a six month credit facility for CHF4,500,000 ($4,262,898) with ScanE. The loan bears interest at 5%. The proceeds were received on October 1, 2007 and became due on March 17, 2008. ScanE extended the loan until June 20, 2008 under the same terms and conditions as the existing loan agreement. On June 20, 2008, SES announced the sale of its photovoltaic power station to Services Industriels de Geneve (“SIG”). The Company received substantially all of the proceeds from the sale on June 30, 2008 and used a portion of the proceeds to reimburse this loan in full as of July 2, 2008.

SES Switzerland also had a revolving credit line with UBS in the principal amount of CHF3,000,000 ($2,841,932) used mainly to cover short-term cash needs. The revolving credit line was secured by short-term deposits denominated in US dollars with UBS, amounting to $3,155,000. The credit line bears interest at 4.75%. On August 13, 2008, $ 3,000,000 of the short-term deposit were used to offset the credit line. The balance of the credit facility was CHF0 ($0) as of December 31, 2008 and CHF1,450,764 ($1,288,815) as of December 31, 2007 and expired.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève (BCGE) dated December 20, 2006 in the amount of CHF4.8 million ($4,547,091), which is used to finance construction of our new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million ($8,052,140). The amended agreement must be drawn down no later than the date of completion of construction on the new manufacturing facility planned during the first semester 2009. We used CHF5,423,310 ($5,137,555) of the loan as of December 31, 2008 and CHF8,513 ($7,563) as of December 31, 2007. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($8,525,795) on the manufacturing facility.

On October 27, 2008 we signed a six month credit facility for CHF5,000,000 ($4,736,550) with ScanE to finance improvements on the building. The loan was secured by a 4rd rank mortgage on the building. As of December 31, 2008, the full amount of the loan was used to finance construction of our new manufacturing facility. The loan bears interest at of 4%. The loan will be reimbursed upon completion of the construction and concentration of all construction credit facilities with one financial institution.

11. Billings in Excess of Cost and Estimated Earnings

Billings in Excess of Cost and Estimated Earnings	2008	2007

Prepayments to suppliers	151,363	43,234
Work in progress	134,782	367,960
Prepayments from customers	(1,734,735)	(918,238)
	(1,448,590)	(507,044)

12. Commitments and Contingencies:

Operating Leases - lease expenses for the years ended December 31, 2008 and 2007 were $181,632 and $135,453, respectively.

The following table presents future minimum lease commitments (concerning the lease of vehicles) under operating leases at December 31, 2008

Operating Leases
2009	43,355
2010	29,739
2011	30,005
2012	25,209
Total	128,308

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is CHF52,572 ($48,705) per year. The initial lease term ended on February 28, 2008. The lease has been renewed with the same conditions for the next 12 months.

SES Switzerland also leases a 1,654 square meter industrial facility in Härkingen, Switzerland. The monthly fixed rent is CHF7,232 (approximately $6,700). The lease has no specific termination date. The lease may be cancelled with six months notice at the end of the month, except for December, which requires an additional month’s notice.

On May 27, 2005, we received authorization from the State of Geneva to build a manufacturing facility on their property in Plan-les-Ouates, Switzerland and we received a lease for the land in February 2007. The lease for use of the land is for 60 years commencing on July 1, 2006.

The following are the lease commitments.

Use of Land
2009	66,764
2010	66,764
2011	66,764
2012	66,764
2013	66,764
Thereafter	3,505,127
Total	3,838,947

SES Switzerland has no non-cancellable operating leases.

Employment Agreements—As at year end, SES Switzerland and SES Prod employed 4 employees and 2 executive officers. The terms of employment are supplemented by Swiss Commercial Law which requires in case of termination of the contract, a minimum of one month’s notice the first year, 2 months paid notice the second year and 3 month’s paid notice of termination thereafter. Mrs. Crisafulli and Mr. Erné have written employment agreements.

Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($18,529) (using exchange rate set forth in Note 3 to the Consolidated Financial Statements hereto). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the remainder of the term. One of Flannel Management sarl’s consultants is Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Financial Officer of SES USA and SES Switzerland.

During the year 2008, Jean-Christophe Hadorn, the CEO, and a stockholder of the Company, invoiced CHF94,706 ($87,739) to SES Switzerland as a consultant, of which CHF8,647($8,011) was outstanding at year-end.

Litigation—The Company is from time to time subject to routine litigation incidental to its business. There are no such litigation currently pending.

Capital Commitments- At December 31, 2008, the Company has an outstanding purchase order of EUR448,600 ($632,410) for the future construction of a new machine to be used in the new plant for solar module production. The Company has made an advance payment of EUR269,160 ($379,446) for the purchase of this machine. The balance due will be paid upon delivery of the machine. At December 31, 2008, the Company had purchase agreements signed for the building of the new plant for CHF7,354,273 ($6,966,781). Of the above amount, advance payment of CHF5,421,607 ($5,135,946) was made on January 1, 2009, the remaining amount will be paid at the end of the construction planned during the first semester 2009.

13. Business Segments

 As December 31, 2008, all of the Company’s operations were conducted through its wholly owned subsidiaries, SES Switzerland, and were limited to the assembly and installation of photovoltaic panels in Switzerland. Commencing January 2008, the Company began selling electricity produced by its photovoltaic power station (the “Solar Plant”) on the roof of its new manufacturing facility to a local utility in Geneva. As previously reported, the Solar Plant was sold in June 2008. As a result, the Company’s operations are again limited to the assembly and installation of photovoltaic panels.

14. Discontinued Operations

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

The net income from discontinued operations during the year 2008 was $1,331,856 (gain on disposal of $1,185,704, revenue of $247,730 and expenses of $101,578). No income was recorded for the six-month period ended December 31, 2008. In 2007 there was no income or expense from discontinued operations.

12 months ended December, 2008

Revenue	247,730
Operating expenses	(101,578)
Gain (loss) on sale	1,185,704
Income tax (expense) recovery	-
Net earnings (loss) from discontinued operations	1,331,856

15. Stockholders’ Equity:

Common Stock— The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and outstanding.

On November 22, 2006, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.90 per share (the “Warrant Shares”). The Warrants expire four (4) years after the date of issuance.

During the year ended December 31, 2008, no stock purchase warrants were exercised.

Warrant transactions consisted of the following during the year ended December 31, 2008:

	Exercisable
	Warrants	Strike Price
Warrants Outstanding As of December 31, 2007	1,500,000	$0.90
Warrants granted as consideration for agent’s fee	0	$0
Exercise of warrants	0	$0
Warrants Outstanding As of December 31, 2008	1,500,000	$0.90

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2010	1,500,000	$0.90
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

As per the terms of the Credit Line Escrow Agreement dated September 1, 2006 (as amended), related to the reverse acquisition, the Company was required to obtain additional financing in the amount of CHF12,000,000 ($11,367,727) before November 30, 2007 to build the manufacturing plant in Plan-les-Ouates. Otherwise, 24,143,410 shares of common stock escrowed by Christiane Ernè, Jean-Christophe Hadorn and Claudia Rey will be cancelled. If the Company receives the necessary financing, the escrowed shares are to be delivered to a subsequent escrow pursuant to the Long Term Escrow Agreement dated September 1, 2006. The shares of common stock of the Company held in escrow pursuant to the terms of the Long-Term Escrow Agreement are to be delivered from escrow by the escrow agent on the second anniversary of the closing of the share exchange agreement. As of September 18, 2007, the Company did obtain the necessary financing to satisfy the Credit Line Escrow Agreement, thus the shares were transferred into the Long Term Escrow and are included in earnings per share.

16. Employee Benefit Plans:

SES Switzerland’s employees are enrolled in a mandatory group pension plan with Bâloise Assurances. The pension plan is a defined contribution plan, and payments to the plan are made in equal parts by the employee (through withholding) and the employer. Contributions are based on the age of the employee and vary between 8% and 16%. Total amounts paid by the employer for 2008 were CH18,400 ($17,046).

17. Interest Income and other:

Interest income for the year ended December 31, 2008 was $45,838 as compared to $177,650 for the year ended December 31, 2007. The interest income earned in the year ended December 31, 2008, was received from increase time deposits originated by additional funding received during the second semester of 2006.

18. Income Taxes:

In June 2006, the Financial Accounting Standards Board issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax-return positions in financial statements. The provisions of FIN 48 were effective for the Company as of January 1, 2007, and required application of FIN 48 to all existing tax positions upon initial adoption. The adoption of the standard had no effect on the Company’s financial condition or results of operation.

The following tax years remain subject to examination:

Jurisdiction	Open years
Switzerland	2007-2008

The Company’s tax basis for assets and liabilities is identical for the financial statements and tax reporting. Accordingly, the only deferred tax portion is the benefit with respect to the net operating loss. The Company records a valuation allowance to reduce the deferred tax asset to the amount that is estimated to be more likely than not to be realized.

	December 31, 2008	December 31, 2007
	$	$
Deferred tax assets:
Net operating loss carry-forward	1,112,143	987,836
Less: valuation allowance	(1,112,143)	(987,836)
Net deferred tax assets	-	-

We have net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $1,112,143 as of December 31, 2008 and $987,836 as of December 31, 2007.

The components of loss before income tax benefit are as follows:

	For the Years Ended December 31,
	2008	2007
	$	$
United States	0	0
Switzerland	(474,454)	(1,524,054)
	(474,454)	(1,524,054)

As of December 31, 2008, we have net operating loss carry forwards for Swiss tax purposes of $4,244,822, expiring at various times from years ending 2010 to 2014.

2008
$
2010	(501,396)
2011	(505,411)
2012	(1,239,507)
2013	(1,524,054)
2014	(474,454)
Total tax-deductible loss carry forward	(4,244,822)

The deferred tax asset is realizable as we anticipate sufficient taxable income in future years to realize the tax benefit with respect to the net operating loss.

The adoption of FIN 48, Accounting for Uncertainty in Income Taxes, has had no impact on the reported carry forwards at December 31, 2008.

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years Ended December 31,
	2008	2007
	$	$
Income tax benefit at federal statutory rate	(161,314)	(518,178)
Foreign tax rate differential	37,007	119,101
Increase in valuation reserve	124,307	399,077
	-	-

19. Concentration of Risk

SES Switzerland is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of photovoltaic cells and panel components. For fiscal years 2008 and 2007, products purchased from SES Switzerland’s top three suppliers accounted for 87% and 99% of total revenues, respectively. The Company is dependent on its ability to provide installations on a timely basis and on favorable pricing terms. Although SES Switzerland tries to diversify its sources of supplies, its technology needs certain types of solar cells and the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships could have a strong material adverse effect on the Company.

The Company’s future results could also be negatively impacted by the loss of certain customers, or the loss of one or more of certain ongoing affinity relationships.

20. Reverse Acquisition

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

21. Related Party Transactions

During 2008, Jean-Christophe Hadorn, the CEO, and a stockholder of the Company, invoiced CHF94,706 ($87,739) to SES Switzerland as a consultant, of which CHF8,647 ($8,011) was outstanding at year-end.

As of the fiscal years ended 2008 and 2007, the Company has a receivable from its major stockholder in the amount of $90,573 (CHF95,611) and $84,938 (CHF95,611), respectively. These amounts relate to a project for a building of a controlling stockholder.

 Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($18,529) (using exchange rate set forth in Note 3 to the Consolidated Financial Statements hereto), resulting in CHF240,000 ($222,346) for the year 2008 (CHF240,000 or $200,218 for 2007). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the remainder of the term. One of Flannel Management sarl’s consultants is Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Financial Officer of SES USA and SES Switzerland.

SES Switzerland has entered into an employment agreement with Daniel Erné effective October 1, 2006. Mr. Erné receives an annual salary of CHF130,000 ($120,437) in consideration of management services. Mr. Erné is the husband of Christiane Erné and a director of SES USA and SES Switzerland.

22. Supplemental Cash Flow Information

Cash paid for interest during fiscal years 2008 and 2007 totaled $155,133, and $116,212, respectively.

In fixed assets a total amount of $185,214 ($3,167,499) have been capitalized but not paid as of December 31, 2008. This amount is included in accounts payable as of year end.

23. Subsequent Events

No major events have occurred since the closing of the accounts.