Form 10-Q
period 2009-03-31
SES SOLAR INC.
filed 2009-05-15
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

The number of shares outstanding of each of the issuer's classes of stock as of May 14, 2009 is 73,081,168 shares of common stock, par value $.001 per share.

  PART I – FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (in $, except per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS (in $)
Current Assets:
Cash and cash equivalents	404,707	765,694

Receivables, net of allowance for doubtful accounts of $0 for the periods ended 2009 and 2008	159,049	12,001
Due from related party	83,214	90,573
Inventory	413,371	1,665,699
Other current assets	279,329	424,186
Total current assets	1,339,670	2,958,153
Long-Term Assets:
Deferred expense	0	0
Advance payments for machinery	355,496	379,446
Total other long-term assets	355,496	379,446
Property, Plan and Equipment, at cost,	561,498	600,389
Building construction	13,823,751	13,449,460
Less accumulated depreciation and amortization	(418,067)	(429,351)
Total fixed assets	13,967,182	13,620,498
Total long-term assets	14,322,678	13,999,944

Total assets	15,662,348	16,958,097

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Short-term loan	4,382,097	4,769,635
Construction loan	6,007,566	5,137,555
Accounts payable	727,053	526,168
Billings in excess of cost and estimated earnings	39,372	1,448,590
Total current liabilities	11,156,088	11,881,948
Long-Term Liabilities:
Loan payable	843,769	918,389
Construction loan	810,715	882,413
Total long-term liabilities	1,654,484	1,800,802
Stockholders' Equity:
Common stock, $0.001 par value;	73,081	73,081
100,000,000 shares authorized;
73,081,168 shares issued and outstanding
Additional paid-in capital	8,050,093	8,050,093
Accumulated other comprehensive income (loss)
Translation adjustment	(383,703)	(603,005)
Year end accumulated deficit	(4,871,199)	(4,244,822)
Less: Cost of common stock in treasury, 67,000 shares	(16,496)	0

Total stockholders' equity (deficit)	2,851,776	3,275,347

Total Liabilities and Stockholders' Equity	15,662,348	16,958,097

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue:
Revenue	1,022,416	0
Cost of goods sold (exclusive of depreciation shown separately below)	(706,912)	0
Costs and Expenses:
Personnel	154,644	138,427
Rent and Leases Expenses	46,297	36,751
Research and Development	61,039	152,832
Other general and administrative	155,144	201,042
Depreciation and amortization	23,690	66,656
Total costs and expenses	440,814	595,708
Other Income and Expense:
Interest expense	(8,636)	(118,143)
Interest income and other	0	22,645
Foreign Exchange Gain (Loss)	(492,431)	395,543
Total Other Income (Loss)	(501,067)	300,045
Loss before taxes from continuing operations	(626,377)	(295,663))
Income taxes	0	0
Net Income (Loss) from continuing operations	(626,377)	(295,663)
Income from discontinued operations before taxes	0	83,138
Income taxes	0	0
Net Income from discontinued operations before taxes	0	83,138
Net Income (Loss)	(626,377)	(212,525)
Other Comprehensive Loss/Income:
Translation adjustment	219,302	(352,703)
Comprehensive loss	(407,075)	(565,228)

Basic and diluted Weighted Average Shares	73,081,168	73,081,168

Basic and diluted Net Income (Loss) per Share from continuing operations	(0.009)	(0.004)
Basic and diluted Net Income (Loss) per Share from discontinuing operations	0	0.001
Basic and diluted Net Loss Per Share	(0.009)	(0.003)

For 2008 amounts have been reclassified to reflect discontinued operations.

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(626,377)	(212,525)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	23,690	66,656

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including Due from Related Party	(148,578)	(48,324)
Inventory	1,121,185	0
Other current assets	110,823	(57,370)
Deferred Expenses	0	60,000
Increase (decrease) in:
Accounts payable and accrued expenses	46,911	90,162
Billings in excess of cost and estimated earnings	(1,364,533)	(10,157)
Net cash used in operating activities	(836,879)	(111,558)

Cash Flows from Investing Activities:
Property, plants and equipment	(1,227,464)	(3,772,295)
Advance payments for machinery	0	0
Net cash used in investing activities	(1,227,464)	(3,772,295)

Cash Flows from Financing Activities:
Treasury shares	(16,496)	0
Repayment/Proceed of loans	1,292,279	3,785,988
Bank loan	0	433,590
Net cash provided by financing activities	1,275,783	4,219,578

Increase (decrease) in cash and cash equivalents	(788,560)	335,725
Effect of exchange rate changes on cash	427,573	(365,389)
Cash and cash equivalents, beginning of the quarter	765,694	3,429,033
Cash and cash equivalents, end of the quarter	404,707	3,399,369
Supplemental cash flow information
Cash paid for interest	8,636	118,143
Supplemental disclosure of non-cash operating and investing activities
Non cash transaction, Property, plants and equipment in account payable	354,345	144,970

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

2. Plan of Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of ($626,377) and a negative cash flow from operations of ($836,879), and had a working capital deficiency of ($9,803,018) at March 31, 2009. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed the construction of the new manufacturing facility with so called construction loans (Note 6). The Company intends to convert these construction loans into a mortgage immediately after completion of the facility. Since the manufacturing facility has not been completed as of March 31, 2009, no construction loans have been converted into mortgages.

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

The Company does not believe that it can achieve profitability until development, implementation, and commercialization of new products manufactured through the new assembling process are operational.

SES SOLAR INC. AND SUBSIDIARY
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Basis of Presentation

The consolidated interim financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles (“GAPP”), interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

 4. Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SES Switzerland and SES Prod. All significant inter-company accounts and transactions have been eliminated in the consolidation.

All amounts are presented in U.S. dollars ($) unless otherwise stated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ from such estimates.

Foreign Currency Translation - The reporting currency of SES USA is the U.S. dollar whereas the Company’s wholly owned subsidiaries’ functional currency is the Swiss Franc (CHF). The financial statements of SES Switzerland and SES Prod are translated to U.S. dollar equivalents under the current method in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from inter-company receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

The exchange rates used for translating the financial statements are listed below:

Average Rates	2009	2008
	CHF	CHF
	$1.14468	1.06789

	2009	2008
Balance Sheet period-end rates	CHF	CHF
	$1.14898	1.05562

Earnings (Loss) per Share - Earnings (Loss) per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic and diluted loss per share for the three months ended March 31, 2009 does not include the effects of warrants and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of warrants for periods in which the warrants exercise price is lower than the Company’s average share price for the period.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Basic Weighted average shares outstanding	73,081,168	73,081,168
Diluted weighted average shares outstanding	73,081,168	73,081,168

Note: Due to the net loss, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. The number of shares of common stock listed as beneficially owned by one stockholder includes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the March 31, 2009 balance sheet date, the warrants were not yet exercised. Also, they are not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

Revenues and profits from general management of construction-type contracts are recognized on the completed-contract method and therefore when the project is completed. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer. Contract costs include all direct materials and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Costs in excess of amounts billed are classified as current assets under Work in Progress. Billings in excess of cost are classified under current liabilities as Billings in Excess of Cost and Estimated Earnings. Any anticipated losses on contracts are charged to operations as soon as they are determinable. No unbilled revenue has been recognized thus far.

For the three months ended March 31, 2009 and 2008, the Company had no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization.

Between January 2008 and June 2008, the Company recognized sales of photovoltaic electricity produced by solar modules on the roof (hereinafter, the “Solar Plant”) of its new manufacturing facility to a local electricity provider in Geneva. Revenue from such sales were recognized monthly based on the amount of electricity produced. As further explained below, such revenue has ceased due to the sale of the Solar Plant as of June 30, 2008.

Impact of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations.” SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. This statement did not have an effect on the Company's financial statements.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, do not have a material effect on the Company’s financial position and results of operations. The adoption of as of January 1, 2009 the remaining provisions did not have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued Financial Accounting Standard No. 160, Non-controlling Interests in Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling interest be identified in the financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 was adopted by the Company effective January 1, 2009 and did not have a significant effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was adopted by the Company as of January 1, 2009 and did not have an impact on the Company’s results of operations, cash flows or financial positions.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory is summarized as follows:

	Three Months Ended March 31, 2009	Twelve Months Ended December 31, 2008
	$	$
Raw Materials and Others	228,937	1,473,540
Finished Goods	184,434	192,159
Total Inventory	413,371	1,665,699

6. Borrowings Under Revolving Credit Facility, Short and Long-Term Loans

Short-Term Loans	Three Months Ended March 31, 2009	Twelve Months Ended December 31,2008

State Department of Energy Geneva (Switzerland)	30,397	33,085
Banque Cantonale de Genève (1)	6,007,566	5,137,555
State Department of Energy Geneva (Switzerland) (1)	4,351,700	4,736,550
UBS	0	0
	10,389,663	9,907,190

Long-Term Loans	Three Months Ended March 31, 2009	Twelve Months Ended December 31, 2008

Banque Cantonale de Genève	0	0
State Department of Energy Geneva (Switzerland)	843,769	918,389
State Department of Energy Geneva (Switzerland)	810,715	882,413
	1,654,484	1,800,802
Total loans as at March 31, 2009	12,044,147	11,707,992

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year	Repayments

2009
Short-term loans (1)	10,359,266
Long-term loans	30,397
2010
Long-term loans	875,382
2011
Long-term loans	32,877
2012
Long-term loans	34,192
2013
Long-term loans	35,561
Thereafter	676,472

Total	12,044,147

(1)  Short term loans relate to amounts used to finance construction of the Company’s manufacturing facility. The Company intends to refinance such loans on a long-term basis upon completion of the facility. Negotiations are presently underway with several banking institutions interested in granting a long-term mortgage facility.

On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy (“ScanE”) of up to CHF1,000,000 ($870,337). The loan bears interest at a rate of 4%. SES Switzerland used CHF969,470 ($843,769) of this loan as of March 31, 2009, and CHF969,470 ($918,389) as of December 31, 2008. This loan matured on March 31, 2008. On April 2, 2008, the Company filed a request with ScanE to renew the loan for a period of 24 months on the same terms and conditions. By decision dated May 19, 2008, ScanE accepted the Company’s request that the loan be extended for a period of 24 months on the same terms and conditions. The new maturity date for the loan is March 31, 2010. Pursuant to the Canton Geneva Escrow Agreement dated September 15, 2006, Christiane Erne, Jean-Christophe Hadorn and Claudia Rey personally pledged 10,000,000 of their issued SES USA common shares as a guarantee for the original loan entered into on November 6, 2003. These shares now serve as a guarantee for the renewed loan dated May 19, 2008. The Company does not currently have any plans to repay the loan before its March 31, 2010 maturity date.

On January 21, 2004, ScanE granted the Company a credit facility of CHF1million ($870,337) to finance the construction of the Company’s new manufacturing facility. Release of these loan proceeds was contingent upon the Company satisfying certain conditions precedent, which were satisfied as of November 13, 2007. As of January 8, 2008, we had utilized the full amount of the loan, which has a fixed annual interest rate of 4%. The loan has a duration of 20 years and is secured by a mortgage certificate of CHF1,000,000 ($870,337) on the manufacturing facility. The loan is reimbursed in 20-equal annual installments of CHF73,581 (approximately $64,040) which include principal and interest. The first installment was paid in December 2008 thus reducing the principal to $ 841,112.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève (BCGE) dated December 20, 2006 in the amount of CHF4.8 million ($4,177,618), which is used to finance construction of our new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million ($7,397,866). The amended agreement must be drawn down no later than the date of completion of construction on the new manufacturing facility planned during the first half of 2009. We used CHF6,902,550 ($6,007,566) of the loan as of March 31, 2009 and CHF5,423,310 ($5,137,555) as of December 31, 2008. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($7,833,035) on the manufacturing facility.

On October 27, 2008 we signed a six month credit facility for CHF5,000,000 ($4,351,700) with ScanE to finance improvements on the manufacturing facility. The loan is secured by a 4th rank mortgage on the building. As of March 31, 2009, the full amount of the loan was used to finance such construction. The loan bears interest at 4%.  Although the loan matured on April 27, 2009, the Company filed a formal request with ScanE on May 7, 2009 to renew the loan for a period of 12 months on the same terms and conditions. The Company expects to receive written confirmation in the following weeks.  The loan will be reimbursed upon completion of construction and consolidation of all outstanding construction loans with one financial institution.

7. Commitments and Contingencies

Operating Leases - Lease expenses for the three months ended March 31, 2009 and 2008 were $46,297 and $36,751, respectively.

The following table presents future minimum lease commitments (concerning the lease of vehicles) under operating leases at March 31, 2009:

Operating Leases
2009	38,964
2010	40,052
2011	40,428
2012	23,771
Total	143,215

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is CHF54,084 ($47,248) per year. The lease term ended on February 28, 2009. The lease has been renewed with the same conditions for the next 12 months.

SES Switzerland also leased a 1,654 square meter industrial facility in Härkingen, Switzerland. The lease was terminated on February 28, 2009. The global charge for the period January 1, to February 28, 2009 was CHF9,434 ($8,242).

On May 27, 2005, we received authorization from the State of Geneva to build a manufacturing facility on their property in Plan-les-Ouates, Switzerland and we received a lease for the land in February 2007. The lease for use of the land is for 60 years commencing on July 1, 2006.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following are the lease commitments:

Use of Land
$
2009	47,218
2010	62,957
2011	62,957
2012	62,957
2013	62,957
Thereafter	3,305,232
Total	3,604,278

The Company has no non-cancellable operating leases.

Litigation - The Company is from time to time subject to routine litigation incidental to its business. There is no such litigation currently pending.

Capital Commitments - At March 31, 2009, the Company has an outstanding purchase order of EUR448,600 ($592,493) for the future construction of a new machine to be used in the new plant for solar module production. The Company has made an advance payment of EUR269,160 ($355,496) for the purchase of this machine. The balance due will be paid upon delivery of the machine. At March 31, 2009, the Company had purchase agreements signed for the building of the new plant for CHF7,467,483 ($6,499,228). Of the above amount, advance payments totaling CHF6,105,339 ($5,313,704) have been made as of April 1, 2009, and the remaining amount will be paid at the end of completion of construction.

8. Business Segments

As March 31, 2009, all of the Company’s operations were conducted through its wholly owned subsidiaries, SES Switzerland and SES Prod, and were limited to the assembly and installation of photovoltaic panels in Switzerland. Commencing January 2008, the Company began selling electricity produced by its Solar Plant to a local utility in Geneva. As previously reported, the Solar Plant was sold in June 2008. As a result, the Company’s operations are again limited to the assembly and installation of photovoltaic panels.

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

The Solar Plant had been operational since the end of 2007.  For the three months ended March 31, 2009, revenue totaled $0 due to the sale of this activity in June 2008. For the three months ended March 31, 2008, this discontinued activity generated revenues of $83,138. There were no expenses for the presented period.

10. Stockholders' Equity

Common Stock - The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and outstanding.

Treasury Stock - The Company purchased shares of its common stock, par value $0.001, in the open market. As of March 31, 2009, the Company repurchased 67,000 shares in the amount of $16,496.

 On November 22, 2006, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.90 per share (the “Warrant Shares”). The Warrants expire four (4) years after the date of issuance.

During the quarter ended March 31, 2009, no stock purchase warrants were exercised.

SES SOLAR INC. AND SUBSIDIARY
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrant transactions consisted of the following during the quarter ended March 31, 2009 :

	Exercisable Warrants	Strike Price
Warrants Outstanding As of December 31, 2008	1,500,000	$0.90
Warrants granted as consideration for agent’s fee	0	$0
Exercise of warrants	0	$0
Warrants Outstanding As of March 31, 2009	1,500,000	$0.90

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2010	1,500,000	$0.90
	1,500,000

11. Subsequent Events

Other than as disclosed herein, no major events have occurred since March 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated audited financial statements and related notes included  in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.    The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in our Annual Report on Form 10-K.

As used herein, the terms “company,” “SES USA,” “our,” “we,” and “us” refer to SES Solar Inc. and its subsidiaries on a consolidated basis, and the terms “SES Switzerland” and “SES Prod” refer to our wholly owned subsidiaries, unless the context requires otherwise.

We are a Delaware corporation based in Geneva, Switzerland engaged in the business of designing, engineering, producing and installing solar modules and solar tiles for generating electricity. We have developed a new assembly technology for solar tiles that allows for higher quality electrical contacts, better performance and reduced costs resulting from our proprietary automation processes. We are constructing a manufacturing facility that will include assembly lines based on our proprietary technology to complete the development and testing of our new products. To date, while we have been engaged in developing and testing our new solar panel assembly technology, we have been developing the sales and distribution portions of our business by selling solar tiles manufactured and produced by us and third parties and by responding to quotations for our solar tiles to electric companies, local governmental agencies and private home owners.

Our business was commenced in 2001 by SES Société d’Energie Solaire SA (“SES Switzerland”), a Swiss-based developer of solar panels and solar roof tiles. On September 27, 2006, our parent company, SES USA, completed a share exchange agreement with SES Switzerland in which SES Switzerland became our wholly owned subsidiary. We then abandoned our previous Internet based auction website business and the SES Switzerland business of designing, engineering, producing, and installing solar panels or modules and solar tiles became the sole business of the combined company. In July 2008, we formed a second wholly owned subsidiary, SES Prod, to conduct our manufacturing operations. Because SES USA and its subsidiaries on a consolidated basis are the successor business to SES Switzerland, and because the operations and assets of SES Switzerland and SES Prod represent our entire business and operations from the closing date of the share exchange agreement, the following discussion and analysis is based on SES Switzerland’s and SES Prod’s financial results for the relevant periods.

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

To implement our business plan, we will need to complete the design of the solar modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our plan is to complete the manufacturing facility during the second quarter of 2009 and commence full scale production and sale of our new products during the third or fourth quarter of 2009. While we await completion of our facility and work to bring our fully automated production lines into operation, we have reconfigured our production capabilities to manufacture our solar products on a manual and semi-manual production basis and in partnership with subcontractors.

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

However, over the near term there are significant competitive concerns with solar energy. As the cost of producing electricity from grid connected PV installations is higher than the current cost of electricity from fossil or nuclear plants, the PV market relies heavily on government subsidies and regulation concerning independent power producers. These regulations favor PV electricity in some, but not all, countries. Existing regulations are subject to change due to local political factors affecting the energy market, especially in Europe, where the process has been ongoing for 10 years. The major PV market in Europe is Germany, where the EEG law governs. We expect France will play an increasing role in the future due to current law. Other countries, including Italy, Spain and Greece, have similar but less favorable laws. The PV market is heavily dependent on public policies and, as a result, such policies present the greatest uncertainties for our products. Reductions of the feed-in tariff in Germany by 8% per year could affect our sales. Spain decreased its subsidies by 75% during 2008. Without continued and/or enhanced governmental support in the form of favorable laws and subsidies, the projected growth of the PV market will not exist, which could hurt our results of operations.

Our primary market for our SwissTile® product is Switzerland, which recently enacted a new feed-in tariff that became effective May 2008. This tariff has 10 different values depending on PV integration and size. Due to the properties of our SwissTile® product, we believe that it will receive the highest value, which will be favorable for us.

Due to overwhelming demand, final subsidy decisions by the relevant Swiss grid authority regarding remuneration for electricity generated by solar power installations have been delayed. As a result of this delay, many of our prospective and potential solar power production customers have postponed new solar power installations as they await determination by the Swiss grid authority whether their respective installations will qualify for remuneration. While we expect that decisions will be made during 2009 and that we will have at least one large installation approved by the Swiss grid authority in 2009, any additional significant delays could impact our projected growth plans. The tariff will decrease for new entrants by 8% every year starting in 2010.

 Worldwide, annual installations by the PV industry grew from 0.4GW in 2002 to 4.0GW in 2008, and cumulative installed capacity reached approximately 12GW at the end of 2008.  Despite this growth, solar electricity still represents a small fraction of the supply of electricity. So long as governments and the market are focused on the ability of manufacturers to develop new technologies that reduce the cost of solar electricity, we believe that the demand for solar energy products will continue to grow significantly. This growth projection is based on continued governmental support, on the success of such manufacturing efforts to reduce the gap between the cost of solar electricity and more conventional and established methods of generating electricity, and on other developments affecting the world energy markets. In addition to the uncertainties associated with government subsidies and these other factors, it is also possible that breakthrough technologies might emerge in other areas that will reduce demand for new solar energy products. Furthermore, even within the solar energy sector, it is possible that developments in thin films or nanoscience could reduce the cost of PV cells or that future shortages in the supply of polysilicon, an essential raw material in the production of our PV cells, could impact our proposed new products and adversely affect our plan of operation.

 We are in ongoing discussions with strategic partners, including cell manufacturers, PV line manufacturers and special machine manufacturers to assist us with our new technology for module assembly. We are also progressing with construction of our new manufacturing facility, which is expected to be operational during the summer of 2009.

During the three month period ended March 31, 2009, we incurred capital expenditures of $1,227,464 to construct our new manufacturing facility. We also continued sales of our custom solar panels and SwissTile® solar tiles to customers during the three month period ended March 31, 2008, generating revenue of $1,022,416 and a net loss of $626,377.

  Based on current and planned projects that will be completed during fiscal year 2009, we believe that our cash flows used in operating activities for the remainder of fiscal year 2009 will be greater than our cash flows used in operating activities during 2008. In light of these operating activities, we believe that our operating expenses in fiscal year 2009 will be approximately $2 million, which we anticipate financing through revenue generated from operating income and with available cash and credit facilities. Management anticipates total capital expenditures of approximately $18 million for the new manufacturing facility, of which we have already financed $13.8 million, and $2 million for the assembly lines and related machinery, of which we have already financed $355,000. Depending on our production requirements, we may also require up to an additional $11 million during fiscal year 2009 to finance the purchase of raw materials to be used in the production of 2MW of solar tiles. We anticipate financing the remaining capital expenditures on the manufacturing facility and assembly lines using available cash, loans and lines of credit, as well as a planned debt consolidation and refinancing of the construction loans owed on the facility. We will also require additional financing in order to purchase raw materials and expand our operations once our manufacturing facility is fully operational. We do not presently have any definitive agreements in place to secure any such financings or debt consolidation.

We expect to continue to experience losses from operations until we can generate significant revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long-term in order to continue as a going concern. See “Liquidity and Capital Resources.”

Selected Financial Data

Balance Sheets	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
	in $
Total current assets	1,339,670	2,958,153
Total long-term assets	14,322,678	13,999,944
Total current liabilities	11,156,088	11,881,948
Total long-term liabilities	1,654,484	1,800,802
Total liabilities and stockholders' equity	15,662,348	16,958,097

Statement of Operations (unaudited)

	For the three months ended March 31,
	2009	2008
	in $
Revenues	1,022,416	0
Total cost of goods sold (exclusive of depreciation, shown separately below)	(706,912)	(0)
Personnel	154,644	138,427
Rent and lease expenses	46,297	36,751
Research and development	61,039	152,832
Depreciation and amortization	23,690	66,656
General and administrative expenses	155,144	201,042
Interest expense	(8,636)	(118,143)
Interest income	0	22,645
Foreign exchange gain (loss)	(492,431)	395,543
Total other income (expense)	(501,067)	300,045
Loss before taxes from continuing operations before taxes	(626,377)	(295,663)
Income Taxes	(0)	(0)
Net Income (Loss) from continuing operations	(626,377)	(295,663))
Income from discontinued operations before taxes	0	83,138
Income Taxes	0	0
Net Income (Loss) from discontinued operations	0	83,138
Net Income (Loss)	(626,377)	(212,525)
Other comprehensive income: translation adjustment	219,302	(352,703)
Comprehensive loss	(407,075)	(565,228)

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Net Loss

 Our net loss for the three months ended March 31, 2009 was $626,377 compared to a net loss of $212,525 for the three months ended March 31, 2008. The increase in net loss during the period ended March 31, 2009 was due to $887,974 of adverse foreign exchange rate conditions between the Swiss franc and the U.S. dollar, partially offset by a reduction in interest expense during the period. The company generated revenue from discontinued operations for the three months ended March 31, 2008 of $83,138 (See Note 9 to the unaudited financial statements attached hereto).

Revenue and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore when projects are completed. During the three months ended March 31, 2009, we completed one project and generated total revenue of $1,022,416 compared to $0 for the three months ended March 31, 2008.

Cost of goods sold for the three months ended March 31, 2009 was $706,912 compared to cost of goods sold of $0 for the three months ended March 31, 2008.  The increase in cost of good sold for the three months ended March 31, 2009 is entirely attributable to the project completed during the period.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 were $440,814 compared to $595,708 for the three months ended March 31, 2008, which represents a 26% decrease. Personnel, rent, research and development, general and administrative expenses, and depreciation and amortization expenses constitute the components of our operating expenses.

The majority of the decrease resulted from reduced research and development expenses (decrease of $91,793), general and administrative expenses (decrease of $45,898), and depreciation and amortization expenses (decrease of $42,966), offset by a slight increase in personnel costs to develop the activities of our new subsidiary (increase of $16,217).

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense decreased to $8,636 for the three months ended March 31, 2009 compared to $118,143 for the three months ended March 31, 2008. The decrease resulted from the receipt of $50,000 in proceeds from the sale of the Solar Plant, which had remained outstanding since such sale, approximately $24,000 to our cancelled credit line with UBS, and $20,000 to interest on a construction loan that has now been capitalized.

Interest income for the three months ended March 31, 2009 was $0 compared to $22,645 for the three months ended March 31, 2008.  Interest income earned during the three months ended March 31, 2008 was received from time deposits.

Foreign exchange loss for the three months ended March 31, 2009 was $492,431 compared to a foreign exchange gain of $395,543 for the three months ended March 31, 2008. Our wholly owned subsidiaries conduct substantially all of their business and incur substantially all of their costs in Swiss francs.  The foreign exchange loss is due to adverse currency exchange rate conditions between the Swiss franc and the U.S. dollar, which is the company’s reporting currency.  See Note 4 to the accompanying unaudited financial statements.

Net Income (Loss) from Discontinued Operations, net of tax

We sold the Solar Plant, which was housed on the roof of our manufacturing facility, in June 2008. For the three months ended March 31, 2008, sales of electricity generated by the Solar Plant resulted in revenue of $83,138.  For the three months ended March 31, 2009, revenue totaled $0 due to the sale of the Solar Plant. There were no expenses for the presented period.

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including consulting, accounting and legal costs, staff costs, and accounts payable.

As of March 31, 2009, we had negative working capital of $9,816,418 compared with a negative working capital of $8,923,795 as of December 31, 2008, and our cash and cash equivalents decreased to $404,707 as of March 31, 2009 compared to $765,694 as of December 31, 2008. This increase in negative working capital is partially the result of decreased billings in excess of cost and estimated earnings over the comparable periods and use of available funds to finance our new manufacturing facility.

As of March 31, 2009, we had accounts payable of $727,053 compared to $526,168  as of December 31, 2008. This increase is the result of amounts owed to creditors for construction costs relating to our manufacturing facility.

At March 31, 2009, we had short-term debt in the amount of $4,382,097 compared to $4,769,635 as of December 31, 2008.

We believe that our negative working capital situation is temporary, as we expect in the near term to restructure our capital financing arrangements into longer term loans with more favorable terms.

We currently have several loans outstanding with ScanE. On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy (“ScanE”) of up to CHF1,000,000 ($870,337). The loan bears interest at a rate of 4%. SES Switzerland used CHF969,470 ($843,769) of this loan as of March 31, 2009, and CHF969,470 ($918,389) as of December 31, 2008. This loan matures March 31, 2010. Pursuant to the Canton Geneva Escrow Agreement dated September 15, 2006, Christiane Erne, Jean-Christophe Hadorn and Claudia Rey personally pledged 10,000,000 of their issued SES USA common shares as a guarantee for the original loan entered into on November 6, 2003. These shares now serve as a guarantee for the renewed loan dated May 19, 2008. The Company does not currently have any plans to repay the loan before its March 31, 2010 maturity date.

 On January 21, 2004, ScanE granted us a credit facility of CHF1million ($870,337) to finance the construction of our new manufacturing facility. Release of these loan proceeds was contingent upon us satisfying certain conditions, which were satisfied as of November 13, 2007. As of January 8, 2008, we had utilized the full amount of this loan, which has a fixed annual interest rate of 4%. The loan has a duration of  20 years and is secured by a mortgage certificate of CHF1,000,000 ($870,337) on the manufacturing facility. The loan is paid in 20-equal annual installments of CHF73,581 (approximately $64,040) which include principal and interest. The first installment was paid in December 2008 thus reducing the principal to $841,112.

On October 27, 2008, we signed a six month credit facility for CHF5,000,000 ($4,351,700) with ScanE to finance improvements on the manufacturing facility. The loan is secured by a 4th rank mortgage on the building. As of March 31, 2009, the full amount of the loan was used to finance construction. The loan bears interest at of 4%.  Although the loan matured on April 27, 2009, we filed a formal request with ScanE on May 7, 2009 to renew the loan for a period of 12 months on the same terms and conditions. We expect to receive written confirmation within the next several weeks.  The loan will be reimbursed upon completion of construction and consolidation of all outstanding construction loans with one financial institution.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève (BCGE) dated December 20, 2006 in the amount of CHF4.8 million ($4,177,618), which is used to finance construction of our new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million ($7,397,866). The amended agreement must be drawn down no later than the date of completion of construction on the new manufacturing facility planned during the first half of 2009. We used CHF6,902,550 ($6,007,566) of the loan as of March 31, 2009 and CHF5,423,310 ($5,137,555) as of December 31, 2008. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($7,833,035) on the manufacturing facility.

Our ability to meet our financial commitments in the near term will be primarily dependent upon continued revenue from the sale of our manufactured solar modules, when available, and solar tiles and the related engineering services required to design and install the same and the continued extension of credit from existing or new lenders.

If we are unable to secure additional financing and successfully implement our planned debt consolidation and refinancing of the construction loans owed on our new facility, management does not believe that our cash and cash equivalents, cash provided by operating activities, and the cash available from existing loans will be sufficient to meet our working capital requirements for the next 12 months, and we will not be able to continue as a going concern.  If our future revenues do not increase significantly to a level sufficient to cover our net losses, we will continue to need to raise additional funds to expand our operations. In addition, we may need to raise funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions.   We may not be able to find financing on acceptable terms or at all.

 Operating Activities

Net cash used in operating activities was $836,879 for the three months ended March 31, 2009 compared to $111,558 of net cash used in operating activities for the three months ended March 31, 2008. In local currency, use of funds for operating activities was larger during this period compared to the same period in 2008. However, exchange rate volatility has greatly offset the difference. Billings in excess of cost and estimated earnings decreased by $1,364,533 due to completion of projects and the resulting recognition of revenue. Inventory of our SwissTile® product decreased by $1,121,185 for the same reason.

Investing Activities

Net cash used in investing activities was $1,227,464 during the three months ended March 31, 2009 compared to $3,772,295 during the three months ended March 31, 2008. The decrease in investing activities is mostly due to reduced investments for the construction of the manufacturing facility.

During the first half of 2009 management anticipates total capital expenditures of approximately $18 million for the new manufacturing facility of which we have already financed $13.8 million, and $2 million for the assembly lines and related machinery, of which we have already financed $355,000.  In addition, and depending on our production requirements, we may require during the next 12 months up to an additional $11 million to finance the purchase of raw materials to be used in the production of 2 MWs of solar tiles.

 Financing Activities

Net cash provided by financing activities was $1,275,783 for the three months ended March 31, 2009 compared to $4,219,578 for the three months ended March 31, 2008.   The decrease in financing activities is due to bank loans received from BCGE and ScanE to build the new facility. During three months ended March 31, 2009, the Company utilized $1,292,279 of such financing.  In addition, we also used $16,496 of available cash during the three months ended March 31, 2009 to repurchase 67,000 shares of our common stock on the open market.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

At March 31, 2009, the company had an outstanding purchase order of EUR448,600 ($592,493) for the future construction of a new machine to be used in the manufacturing facility for solar module production. The company has made an advance payment of EUR269,160 ($355,496) for the purchase of this machine. The balance due will be paid upon delivery of the machine. At March 31, 2009, the company had purchase agreements signed for the building of the new plant for CHF7,467,483 ($6,499,228). Of this amount, advance payments totaling CHF6,105,339 ($5,313,704) had been made as of April 1, 2009, with the remaining amount to be paid upon completion of construction, currently projected to be during the first half of 2009.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to “smaller reporting companies” under Item 305(e) of Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act, is accumulated and communicated to management, including the company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2009 is as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value)
	Total Number	Average	as Part of Publicly	that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share	or Programs	Under the Plans

January 1 — January 31, 2009	1,000	0.2373	—	—
February 1 — February 28, 2009	35,000	0.2676	—	—
March 1 — March 31, 2009	31,000	0.2223	—	—

Total	67,000	0.2462	—	$—

(1)
During the three month period ended March 31, 2009, the company, through a broker, repurchased 67,000 shares of its common stock, par value $0.001, in open-market transactions.  The company may, in its discretion, engage in future share repurchases, although no formal repurchase plan or program has been adopted by the company at this time.

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

Dated: May 15, 2009		SES SOLAR INC. (Registrant)

Dated: May 15, 2009	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)