Form 10-Q
period 2009-06-30
SES SOLAR INC.
filed 2009-08-14
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

The number of shares outstanding of each of the issuer's classes of stock as of August 14, 2009 is 72,994,168 shares of common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in $, except per share amounts)
	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS (in $)
Current Assets:
Cash and cash equivalents	396,163	765,694

Receivables, net of allowance for doubtful accounts of $0 for the periods ended 2009 and 2008	127,638	12,001
Due from related party	88,069	90,573
Inventory	437,489	1,665,699
Other current assets	202,058	424,186
Total current assets	1,251,417	2,958,153
Long-Term Assets:
Advance payments for machinery	391,170	379,446
Total other long-term assets	391,170	379,446
Property, Plan and Equipment, at cost	594,258	600,389
Building construction	15,950,038	13,449,460
Less accumulated depreciation and amortization	(464,606)	(429,351)
Total fixed assets	16,079,690	13,620,498
Total long-term assets	16,470,860	13,999,944

Total assets	17,722,277	16,958,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term loan	5,530,768	4,769,635
Construction loan	7,193,415	5,137,555
Accounts payable	1,182,602	526,168
Billings in excess of cost and estimated earnings	285,343	1,448,590
Total current liabilities	14,192,128	11,881,948
Long-Term Liabilities:
Loan payable	0	918,389
Construction loan	858,017	882,413
Total long-term liabilities	858,017	1,800,802
Stockholders' Equity:
Common stock, $0.001 par value;	73,081	73,081
100,000,000 shares authorized;
73,081,168 shares issued and 72,994,168 outstanding
Additional paid-in capital	8,050,093	8,050,093
Accumulated other comprehensive income (loss)
Translation adjustment	(542,152)	(603,005)
Year end accumulated deficit	(4,887,586)	(4,244,822)
Less: Cost of common stock in treasury, 87,000 shares	(21,304)	0

Total stockholders' equity	2,672,132	3,275,347

Total Liabilities and Stockholders' Equity	17,722,277	16,958,097

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)
Revenue:
Revenue	238,854	32,592	1,261,270	32,592
Cost of goods sold (exclusive of depreciation shown separately below)	(158,263)	(1,757)	(865,175)	(1,757)
Costs and Expenses:
Personnel	154,223	143,816	308,867	282,243
Rent and leases expenses	27,063	39,552	73,360	76,303
Research & Development	63,438	67,755	124,477	220,587
Other General & Administrative Expenses	150,966	204,316	306,110	405,358
Depreciation and amortization	21,678	18,435	45,368	34,302
Total costs and expenses	417,368	473,874	858,182	1,018,793
Other Income and Expense:
Interest expense	(8,962)	(101,854)	(17,598)	(219,997)
Interest income	0	16,544	0	39,189

Foreign exchange gain/(loss)	329,352	(58,020)	(163,079)	337,523
Total other income (loss)	320,390	(143,330)	(180,677)	156,715

Income (loss) before taxes from continuing operations	(16,387)	(586,369)	(642,764)	(831,243)
Income taxes	0	0	0	0
Net income (loss) from continuing operations	(16,387)	(586,369)	(642,764)	(831,243)
Income (loss) from discontinued operations before taxes (Note 9)	0	1,299,507	0	1,331,856
Income taxes	0	0	0	0
Net income (loss) from discontinued operations	0	1,299,507	0	1,331,856
Net income (loss)	(16,387)	713,138	(642,764)	500,613
Other Comprehensive income (loss):
Translation adjustment	(158,449)	102,407	60,853	(250,296)
Comprehensive income (loss)	(174,836)	815,545	(581,911)	250,317
Basic and diluted weighted average shares	73,007,279	73,081,168	73,044,224	73,081,168
Basic and diluted net income (loss) per share from continuing operations	(0.0002)	(0.008)	(0.009)	(0.011)
Basic and diluted net income (loss) per share from discontinuing operations	0	0.018	0	0.018
Basic and diluted net income (loss) per share	(0.0002)	0.010	(0.009)	0.007

 For 2008 amounts have been reclassified to reflect discontinued operations.

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	(642,764)	500,613
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	45,368	135,880
Gain on sale of power plant	0	(1,185,704)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including Due from Related Party	(111,643)	(202,555)
Inventory	1,137,658	(1,010,838)
Other current assets	202,565	418,025
Deferred Expenses	0	120,000
Increase (decrease) in:
Accounts payable and accrued expenses	(34,895)	124,690
Billings in excess of cost and estimated earnings	(1,156,723)	402,272
Net cash used in operating activities	(560,434)	(697,617)

Cash Flows from Investing Activities:
Proceed on sale of solar plant	0	4,970,752
Property, plants and equipment	(2,014,310)	(6,001,074)
Advance payments for machinery	(12,557)	0
Net cash used in investing activities	(2,026,867)	(1,030,322)
Cash Flows from Financing Activities:
Treasury shares	(21,304)	0
Repayment/Proceed of loans	2,115,908	6,216,608
Bank loan	0	(1,383,347)
Net cash provided by financing activities	2,094,604	4,833,261

Increase (decrease) in cash and cash equivalents	(492,697)	3,105,322
Effect of exchange rate changes on cash	123,166	(120,355)
Cash and cash equivalents, beginning of the quarter	765,694	3,429,033
Cash and cash equivalents, end of the quarter	396,163	6,414,000
Supplemental cash flow information
Cash paid for interest	17,598	219,997
Supplemental disclosure of non-cash operating and investing activities
Non cash transaction, Property, plants and equipment in account payable	850,978	395,351

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Nature of Operations

Organization - SES SOLAR INC. (the “Company,” “SES USA,” “our,” “we” and “us”) is the result of a reverse acquisition accomplished on September 27, 2006 between SES USA, a Delaware company, which had no operations and net assets of $39,069, and Société d’Energie Solaire SA (“SES Switzerland”), a Swiss company. SES USA acquired all of the outstanding shares of SES Switzerland. For accounting purposes, the acquisition has been treated as a recapitalization of SES Switzerland with SES Switzerland as the acquirer (reverse acquisition). SES Switzerland acquired 10,668,000 shares of SES USA in the transaction. The historical financial statements prior to September 27, 2006 are those of SES Switzerland. The reverse acquisition resulted in a change of control of SES USA, with the former stockholders of SES Switzerland owning approximately 70% of SES USA and SES Switzerland becoming a wholly owned subsidiary of SES USA.

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

In 2008, the Company formed a second Swiss wholly owned subsidiary, SES Prod SA (“SES Prod”), which is also located in Geneva. It is expected that in the future, all of the Company’s manufacturing activities now being conducted by SES Switzerland will be conducted by SES Prod. At such time, SES Switzerland’s primary activity will be managing the Company’s manufacturing facility.

2. Plan of Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of ($642,764) and a negative cash flow from operations of ($560,434), and had a working capital deficiency of ($12,940,711) at June 30, 2009. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed the construction of its manufacturing facility with construction loans (Note 6). The Company intends to convert these construction loans into a long term mortgage immediately after completion of the facility. Since the manufacturing facility has not been completed as of June 30, 2009, no construction loans have been converted into mortgages.

The Company's ability to continue its operations and market and sell its products and services will depend on the Company's ability to convert the construction loans into mortgages and to obtain additional financing. If the Company is unable to obtain such financing, the Company may not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms that are uncertain, especially in light of current capital market conditions. Under these circumstances, if the Company is unable to obtain additional capital or is required to raise it on undesirable terms, its financial condition could be adversely impacted.

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

SES SOLAR INC. AND SUBSIDIARIES
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

These consolidated interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles (“GAAP”), interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

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

The exchange rates used for translating the financial statements are listed below:

Average Rates	2009	2008
	CHF	CHF
	$1.12770	1,04873

	2009	2008
Balance Sheet period-end rates	CHF	CHF
	$1.08564	1.05562

Earnings (Loss) per Share - Earnings (Loss) per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic and diluted loss per share for the six months ended June 30, 2009 does not include the effects of warrants and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of warrants for periods in which the exercise price of the warrants is lower than the Company’s average share price for the period.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Basic weighted average shares outstanding	73,044,224	73,081,168
Diluted weighted average shares outstanding	73,044,224	73,081,168

Note: Due to the net loss, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. The number of shares of common stock listed as beneficially owned by one stockholder includes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the June 30, 2009 balance sheet date, no warrants had been exercised. Also, they are not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

For the six months ended June 30, 2009 and 2008, the Company had no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization.

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

Capitalization of Interest - The Company capitalizes interest on projects that qualify for interest capitalization under Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Costs,  as amended (FAS 34). Capitalized interest is included within construction in progress. For the period ended June 30, 2009 and 2008, the Company capitalized $265,215 and $92,500 of interest, respectively. Capitalization for the year ended December 31, 2008 was $205,886.

Fair Value of Financial Instruments—The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash and cash equivalents, receivables, inventory, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. The fair value approximates carrying value of the long-term debt.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which was effective beginning with our first quarter 2009 financial reporting. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. The adoption of this statement did not impact our results of operations, financial position, or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was effective beginning with our second quarter financial reporting. The FSP provides additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly. The FSP amends FAS 157 to require interim disclosures of the valuation techniques and related inputs used to measure fair value and any changes to those valuation techniques and inputs. The FSP also provides additional guidance on defining the major categories of equity and debt securities measured at fair value in meeting the disclosure requirements of FAS 157. The adoption of the FSP did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In April 2009, the FASB issued FSP FAS 107-1, which amends SFAS No. 107,Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 was effective for interim reporting periods ending after June 15, 2009. The adoption of the FSP did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was effective beginning with our second quarter financial reporting. The FSP amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred and enhances existing disclosures with regard to other-than-temporary impairment for debt and equity securities. The adoption of the FSP did not impact the Company’s results of operations, financial position, or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 6, 2009.

In June 2009, the Financial Accounting Standards Board (FASB) issued FAS 167, Amendments to FASB Interpretation No. 46(R), which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company does not believe this statement will have an impact on its consolidated financial statements.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory is summarized as follows:

	Six Months Ended June 30, 2009	Twelve Months Ended December 31, 2008
	$	$
Raw Materials and Others	242,294	1,473,540
Finished Goods	195,195	192,159
Total Inventory	437,489	1,665,699

6. Borrowings Under Revolving Credit Facility, Short and Long-Term Loans

Short-Term Loans	Six Months Ended June 30, 2009	Twelve Months Ended December 31, 2008
	$	$
State Department of Energy Geneva (Switzerland)	32,170	33,085
Banque Cantonale de Genève (1)	7,193,415	5,137,555
State Department of Energy Geneva (Switzerland) (1)	4,605,600	4,736,550
State Department of Energy Geneva (Switzerland)	892,998	0
	12,724,183	9,907,190

Long-Term Loans	Six Months Ended June 30, 2009	Twelve Months Ended December 31, 2008
	$	$
Banque Cantonale de Genève	0	0
State Department of Energy Geneva (Switzerland)	0	918,389
State Department of Energy Geneva (Switzerland)	858,017	882,413
	858,017	1,800,802
Total loans as at June 30, 2009	13,582,200	11,707,992

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year	Repayments
$
2009
Short-term loans (1)	11,799,015
Long-term loans	32,170
2010
Maturing short-term loans	892,998
Partial payment of long-term loans	33,458
2011
Long-term loans	34,795
2012
Long-term loans	36,187
2013
Long-term loans	37,636
Thereafter	715,941

Total	13,582,200

(1)  Short-term loans relating to amounts used to finance construction of the Company’s manufacturing facility. The Company intends to refinance such loans on a long-term basis upon completion of the facility. Negotiations are underway with several banking institutions interested in granting a long-term mortgage facility.

On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy (“ScanE”) of up to CHF1,000,000 ($921,116). The loan bears interest at a rate of 4%. SES Switzerland used CHF969,470 ($892,998) of this loan as of June 30, 2009 and CHF969,470 ($918,389) as of December 31, 2008. This loan matured on March 31, 2008. On April 2, 2008, the Company filed a request with ScanE to renew the loan for a period of 24 months on the same terms and conditions. By decision dated May 19, 2008, ScanE accepted the Company’s request that the loan be extended for a period of 24 months on the same terms and conditions. The new maturity date for the loan is March 31, 2010. Pursuant to the Canton Geneva Escrow Agreement dated September 15, 2006, Christiane Erne, Jean-Christophe Hadorn and Claudia Rey personally pledged 10,000,000 of their issued SES USA shares common of common stock as a guarantee for the original loan entered into on November 6, 2003. These shares now serve as a guarantee for the renewed loan dated May 19, 2008. The Company does not currently have any plans to repay the loan before its March 31, 2010 maturity date.

On January 21, 2004, ScanE granted the Company a credit facility of CHF1,000,000 ($921,116) to finance the construction of the Company’s new manufacturing facility. Release of these loan proceeds was contingent upon the Company satisfying certain conditions precedent, which were satisfied as of November 13, 2007. As of January 8, 2008, the Company had utilized the full amount of the loan, which has a fixed annual interest rate of 4%. The loan has a duration of 20 years and is secured by a mortgage certificate of CHF1,000,000 ($921,116) on the manufacturing facility. The loan is reimbursed in 20-equal annual installments of CHF73,581 (approximately $67,777), which include principal and interest. The first installment was paid in December 2008 thus reducing the principal to approximately $890,187.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève (“BCGE”) dated December 20, 2006 in the amount of CHF4,800,000 ($4,421,355), which is used to finance construction of the new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4,800,000 to CHF8,500,000 ($7,829,483). Pursuant to the amended agreement, the full amount of the loan must be drawn down no later than the date construction is completed on the new manufacturing facility, which is  expected to occur during the third or fourth quarter of 2009. The Company used CHF7,809,423 ($7,193,415) of the loan as of June 30, 2009 and CHF5,423,310 ($5,137,555) as of December 31, 2008. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($8,290,041) on the manufacturing facility.

On October 27, 2008, the Company signed a six month credit facility with ScanE for CHF5,000,000 ($4,605,600) to finance improvements on the manufacturing facility. The loan, which matured on April 27, 2009, is secured by a fourth ranked mortgage on the building. On July 1, 2009, ScanE extended the maturity date of the credit facility for an additional six months, commencing May 7, 2009.  The Company also successfully negotiated a reduction in the interest rate from 4% to 3% per annum, also commencing May 7, 2009.  As of June 30, 2009, the full amount of the loan had been used to finance improvements to the manufacturing facility.

7. Commitments and Contingencies

Operating Leases - Lease expenses for the six months ended June 30, 2009 and 2008 were $73,360 and $76,303, respectively.

The following table presents future minimum lease commitments (concerning the lease of vehicles) under operating leases at June 30, 2009:

Operating Leases
2009	25,510
2010	40,654
2011	41,038
2012	24,129
Total	131,331

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is CHF54,084 ($47,960) per year. The lease term ended on February 28, 2009. The lease has been renewed with the same conditions for the next 12 months.

SES Switzerland also leased a 1,654 square meter industrial facility in Härkingen, Switzerland. The lease was terminated on February 28, 2009. The global charge for the period January 1, 2009 to February 28, 2009 was CHF6,919 ($6,135).

On May 27, 2005, we received authorization from the State of Geneva to build our manufacturing facility on property located in Plan-les-Ouates, Switzerland, and we obtained a lease for the land in February 2007. The lease is for 60 years commencing on July 1, 2006.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following are the Company’s lease commitments:

Use of Land
$
2009	31,952
2010	63,905
2011	63,905
2012	63,905
2013	63,905
Thereafter	3,355,000
Total	3,642,572

The Company has no non-cancellable operating leases.

Litigation - The Company is from time to time subject to routine litigation incidental to its business. There is no such litigation currently pending.

Capital Commitments - At June 30, 2009, the Company has an outstanding purchase order of EUR448,600 ($630,216) for the future construction of a new machine to be used in the new plant for solar module production. The Company has made an advance payment of EUR269,160 ($378,127) for the purchase of this machine. The balance due will be paid upon delivery of the machine. At June 30, 2009, the Company had purchase agreements signed for the building of the new plant for CHF7,467,483 ($6,878,415). Of the above amount, advance payments totaling CHF6,906,595 ($6,361,723) had been made as of July 1, 2009, and the remaining amount will be paid at the end of completion of construction.

8. Business Segments

As of June 30, 2009, all of the Company’s operations were conducted through its wholly owned subsidiaries, SES Switzerland and SES Prod, and were limited to the assembly and installation of photovoltaic panels in Switzerland. Commencing January 2008, the Company sold electricity produced by its Solar Plant to a local utility in Geneva. As previously reported, the Solar Plant was sold in June 2008. As a result, the Company’s operations are again limited to the assembly and installation of photovoltaic panels.

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

The Solar Plant had been operational since the end of 2007.  For the six months ended June 30, 2009, revenue totaled $0 due to the sale of this activity in June 2008. For the six months ended June 30, 2008, this discontinued activity generated income of $1,331,856 (gain on disposal of $1,185,704, revenue of $247,730 and expenses of $101,578). In 2009 there was no income or expense from discontinued operations.

10. Stockholders' Equity

Common Stock - The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and 72,994,168 outstanding.

Treasury Stock - The Company purchased shares of its common stock, par value $0.001, in the open market. As of June 30, 2009, the Company repurchased 87,000 shares in the amount of $21,304.

 On November 22, 2006, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.90 per share. The warrants expire on November 22, 2010, four (4) years after the date of issuance.

During the six-month period ended June 30, 2009, no stock purchase warrants were exercised.

SES SOLAR INC. AND SUBSIDIARY
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrant transactions consisted of the following during the quarter ended June 30, 2009 :

	Exercisable Warrants	Exercise Price
Warrants outstanding as of December 31, 2008	1,500,000	$0.90
Warrants granted as consideration for agent’s fee	0	$0
Exercise of warrants	0	$0
Warrants outstanding as of June 30, 2009	1,500,000	$0.90

Warrants outstanding expire as follows:

	Warrants	Exercise
Year	Expiring	Price
2010	1,500,000	$0.90
	1,500,000

11. Fair Value Measurements

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

12. Subsequent Events

Other than as disclosed herein, no major events have occurred since June 30, 2009.

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

To implement our business plan, we will need to complete the design of the solar modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our plan is to complete the manufacturing facility and commence full scale production and sale of our new products during the third or fourth quarter of 2009. While we await completion of our facility and work to bring our fully automated production lines into operation, we have reconfigured our production capabilities to manufacture our solar products on a manual and semi-manual production basis and in partnership with subcontractors.

Once our manufacturing capabilities are fully operational, we will have available a product line consisting of our SunTechTile® and SwissTile®   solar tiles and, in the future, PV solar modules. Historically, we have relied upon third-party vendors to supply us with component parts, such as PV cells, in order to manufacture and produce our products.

To date, we have generated only limited revenue from the sale of solar modules and solar tiles manufactured by us and third parties and the related engineering services required to design and install the same, and we have experienced operating losses from our early stage operations, which have involved developing and testing our new solar panel technology and commencement of the sales and distribution portions of our business by selling custom solar modules and solar tiles using an early stage technology. We anticipate incurring additional operating losses over the next few years as we complete the development, testing, prototypes and licensing of our new products and commence production. Our research and development costs and the costs incurred in manufacturing prototypes have been expensed to date. We do not believe that we can achieve profitability until development, implementation and commercialization of our solar products manufactured through our new assembling processes are operational.

 We believe the demand for solar modules and solar tiles will ultimately be substantial. According to the Energy Information Administration, global demand for electricity is expected to increase from 18 trillion kilowatt hours in 2006 to 32 trillion kilowatt hours in 2030. Over time, supply constraints, rising electricity prices, dependence on foreign countries for fuel feedstock and environmental concerns could limit the ability of many conventional sources of electricity and other alternative sources to supply this rapidly expanding global demand. According to the U.S. Department of Energy, solar energy is the only source of renewable power with a large enough resource base to supply a significant percentage of the world’s electricity needs over the next several decades.

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

Our primary market for our SwissTile® product is Switzerland, which enacted a feed-in tariff that became effective May 2008. This tariff has 10 different values depending on PV integration and size. Due to the properties of our SwissTile® product, we believe that it will receive the highest value, which will be favorable for us.

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

 We are in ongoing discussions with strategic partners, including cell manufacturers, PV line manufacturers and special machine manufacturers to assist us with our new technology for module assembly. We are also progressing with the final stages of construction at our new manufacturing facility, which is expected to be operational during the third or fourth quarter of 2009.

During the six month period ended June 30, 2009, we incurred capital expenditures of $2,026,867 to construct our new manufacturing facility. We also continued sales of our custom solar panels and SwissTile® solar tiles to customers during the six month period ended June 30, 2009, generating revenue of $1,261,270 and incurring a net loss of $642,764.

  Based on current and planned projects that will be completed during fiscal year 2009, we believe that our cash flows used in operating activities for the remainder of fiscal year 2009 will be greater than our cash flows used in operating activities during 2008. In light of these operating activities, we believe that our operating expenses in fiscal year 2009 will be approximately $2 million, which we anticipate financing through revenue generated from operating income and with available cash and credit facilities. Management anticipates total capital expenditures of approximately $18 million for the new manufacturing facility, of which we have already financed $15.9 million, and $2 million for the assembly lines and related machinery, of which we have already financed $391,000. Depending on our production requirements, we may also require up to an additional $11 million to finance the purchase of raw materials to be used in the production of 2MWs of solar tiles. We anticipate financing the remaining capital expenditures on the manufacturing facility and assembly lines using available cash, loans and lines of credit, as well as a planned debt consolidation and refinancing of the existing construction loans owed on the facility. We will also require additional financing in order to purchase raw materials and expand our operations once our manufacturing facility is fully operational. We do not presently have any definitive agreements in place to secure any such financings or debt consolidation.

We expect to continue to experience losses from operations until we can generate significant revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long-term in order to continue as a going concern. See “Liquidity and Capital Resources.”

Selected Financial Data

Balance Sheets	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
	in $
Total current assets	1,251,417	2,958,153
Total long-term assets	16,470,860	13,999,944
Total current liabilities	14,192,128	11,881,948
Total long-term liabilities	858,017	1,800,802
Total liabilities and stockholders' equity	17,722,277	16,958,097

Statement of Operations (unaudited)

	For the three months ended June 30,
	2009	2008
	in $
Revenues	238,854	32,592
Total cost of goods sold (exclusive of depreciation, shown separately below)	(158,263)	(1,757)
Personnel	154,223	143,816
Rent and lease expenses	27,063	39,552
Research and development	63,438	67,755
Depreciation and amortization	21,678	18,435
General and administrative expenses	150,966	204,316
Interest expense	(8,962)	(101,854)
Interest income	0	16,544
Foreign exchange gain (loss)	329,352	(58,020)
Total other income (expense)	320,390	(143,330)
Loss before taxes from continuing operations before taxes	(16,387)	(586,369)
Income Taxes	0	0
Net Income (Loss) from continuing operations	(16,387)	(586,369)
Income from discontinued operations before taxes	0	1,299,507
Income Taxes	0	0
Net Income (Loss) from discontinued operations	0	1,299,507
Net Income (Loss)	(16,387)	713,138
Other comprehensive income: translation adjustment	(158,449)	102,407
Comprehensive income (loss)	(174,836)	815,545

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Net Loss

 Our net loss for the three months ended June 30, 2009 was $16,387 compared to net income of $713,138 for the three months ended June 30, 2008. The change from net income for the three months ended June 30, 2008 to a net loss for the three months ended June 30, 2009 is largely attributable to income of $1,299,507 generated from discontinued operations for the three months ended June 30, 2008 (See Note 9 to the unaudited financial statements attached hereto), partially offset by a foreign exchange gain of $329,352 due to favorable exchange rate conditions between the Swiss franc and the U.S. dollar and a reduction in interest expense during the three month period ended June 30, 2009.

Revenue and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore when projects are completed. During the three months ended June 30, 2009, we completed one project and generated total revenue of $238,854 compared to $32,592 for the three months ended June 30, 2008.

Cost of goods sold for the three months ended June 30, 2009 was $158,263 compared to cost of goods sold of $1,757 for the three months ended June 30, 2008.  The increase in cost of good sold for the three months ended June 30, 2009 is entirely attributable to the project completed during the period.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 were $417,368 compared to $473,874 for the three months ended June 30, 2008, which represents a 12% decrease. Personnel, rent, research and development, general and administrative expenses, and depreciation and amortization expenses constitute the components of our operating expenses.

The majority of the decrease resulted from reduced research and development expenses (decrease of $4,317), general and administrative expenses (decrease of $53,350), and rent and leases expenses (decrease of $12,489), offset by a slight increase in personnel costs to develop the activities of our new subsidiary (increase of $10,407) and an increase of $3,243 in depreciation and amortization expense.

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense decreased to $8,962 for the three months ended June 30, 2009 compared to $101,854 for the three months ended June 30, 2008. The decrease resulted from the receipt of $600 in proceeds from the sale of the Solar Plant, which had remained outstanding since such sale, and approximately $28,200 to our cancelled credit line with UBS.  Additionally, the company capitalized higher interest expenses compared to the prior year period.

Interest income for the three months ended June 30, 2009 was $0 compared to $16,544 for the three months ended June 30, 2008.  Interest income earned during the three months ended June 30, 2008 was received from time deposits.

Foreign exchange gain for the three months ended June 30, 2009 was $329,352 compared to a foreign exchange loss of $58,020 for the three months ended June 30, 2008. Our wholly owned subsidiaries conduct substantially all of their business and incur substantially all of their costs in Swiss francs.  The foreign exchange gain for the three months ended June 30, 2009 is due to improved currency exchange rate conditions between the Swiss franc and the U.S. dollar, which is the company’s reporting currency.  See Note 4 to the accompanying unaudited financial statements.

Net Income (Loss) from Discontinued Operations, net of tax

The Solar Plant had been operational since the end of 2007.  For the three months ended June 30, 2009, we generated no revenue and incurred no expenses from the Solar Plant, as it was sold in June 2008. For the three months ended June 30, 2008, this discontinued activity generated income of $1,299,507 (gain on disposal of $1,185,704, revenue of $164,592 and expenses of $50,789).

Statement of Operations (unaudited)	For the Six Months Ended June 30,
	2009	2008
	in $
Total revenues	1,261,270	32,592
Total cost of goods sold (exclusive of depreciation shown separately below)	(865,175)	(1,757)
Personnel	308,867	282,243
Rent and lease expenses	73,360	76,303
Research and development	124,477	220,587
Depreciation and amortization	45,368	34,302
General and administrative expenses	306,110	405,358
Interest expense	(17,598)	(219,997)
Interest income	0	39,189

Foreign exchange gain /(loss)	(163,079)	337,523
Total other income (expense)	(180,677)	156,715
Taxes	0	0
Net income (loss) from continuing operations	(642,764)	(831,243)
Income from discontinued operations	0	1,331,856
Taxes	0	0
Net income (loss) from discontinued operations	0	1,331,856
Net income (loss)	(642,764)	500,613
Other comprehensive income: translation adjustment	60,853	(250,296)
Comprehensive income (loss)	(581,911)	250,317

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Net Income (Loss)

Our net loss for the six months ended June 30, 2009 was $642,764 compared to a net income of $500,613 for the six months ended June 30, 2008. The change from net income for the six months ended June 30, 2008 to a net loss for the six months ended June 30, 2009 was due to $500,602 of adverse foreign exchange rate conditions between the Swiss franc and the U.S. dollar, partially offset by a reduction in research and development, general and administrative expense and interest expense during the six month period ended June 30, 2009. In addition, we generated income from discontinued operations for the six months ended June 30, 2008 of $1,331,856 (See Note 9 to the unaudited financial statements attached hereto).

Revenues and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore when projects are completed. During the six months ended June 30, 2009, we completed two projects and generated total revenue of $1,261,270 compared to $32,592 for the six months ended June 30, 2008.

Cost of goods sold for the six months ended June 30, 2009 was $865,175 compared to cost of goods sold of $1,757 for the six months ended June 30, 2008.  The increase in cost of good sold for the six months ended June 30, 2009 is entirely attributable to the projects completed during the period.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 were $858,182 compared to $1,018,793 for the six months ended June 30, 2008, which represents a 16% decrease. Personnel, rent, research and development, general and administrative expenses, and depreciation and amortization expenses constitute the components of our operating expenses.

The majority of the decrease resulted from reduced research and development expenses (decrease of $96,110), general and administrative expenses (decrease of $99,248), and rent and leases expenses (decrease of $2,943), offset by a slight increase in personnel costs to develop the activities of our new subsidiary (increase of $26,624) and an increase of $11,066 in depreciation and amortization expense.

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense decreased to $17,598 for the six months ended June 30, 2009 compared to $219,997 for the six months ended June 30, 2008. The decrease resulted from the receipt of $54,000 in proceeds from the sale of the Solar Plant, which had remained outstanding since such sale, approximately $54,000 to our cancelled credit line with UBS.  Additionally, the company capitalized higher interest expenses compared to the prior year period.

Interest income for the six months ended June 30, 2009 was $0 compared to $39,189 for the six months ended June 30, 2008.  Interest income earned during the six months ended June 30, 2008 was received from time deposits.

Foreign exchange loss for the six months ended June 30, 2009 was $163,079 compared to a foreign exchange gain of $337,523 for the six months ended June 30, 2008. Our wholly owned subsidiaries conduct substantially all of their business and incur substantially all of their costs in Swiss francs.  The foreign exchange loss is due to adverse currency exchange rate conditions between the Swiss franc and the U.S. dollar, which is the company’s reporting currency.  See Note 4 to the accompanying unaudited financial statements.

Net Income (Loss) from Discontinued Operations, net of tax

The Solar Plant had been operational since the end of 2007.  For the six months ended June 30, 2009, we generated no revenue and incurred no expenses from the Solar Plant, as it was sold in June 2008.  For the six months ended June 30, 2008, this discontinued activity generated income of $1,331,856 (gain on disposal of $1,185,704, revenue of $247,730 and expenses of $101,578).

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including consulting, accounting and legal costs, staff costs, and accounts payable.

As of June 30, 2009, we had negative working capital of $12,940,711 compared with negative working capital of $8,923,795 as of December 31, 2008, and our cash and cash equivalents decreased to $396,163 as of June 30, 2009 compared to $765,694 as of December 31, 2008. This increase in negative working capital is partially the result of decreased billings in excess of cost and estimated earnings over the comparable periods and use of available funds to finance our new manufacturing facility.

As of June 30, 2009, we had accounts payable of $1,182,602 compared to $526,168 as of December 31, 2008. This increase is the result of amounts owed to creditors for construction costs relating to our manufacturing facility.

At June 30, 2009, we had short-term debt in the amount of $5,530,768 compared to $4,769,635 as of December 31, 2008.

We believe that our current negative working capital situation is temporary, as we expect in the near term to restructure our capital financing arrangements into longer term loans with more favorable terms.

We currently have several loans outstanding with ScanE. On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy (“ScanE”) of up to CHF1,000,000 ($921,116). The loan bears interest at a rate of 4%. SES Switzerland used CHF969,470 ($892,998) of this loan as of June 30, 2009, and CHF969,470 ($918,389) as of December 31, 2008. The new maturity date for the loan is March 31, 2010. Pursuant to the Canton Geneva Escrow Agreement dated September 15, 2006, Christiane Erne, Jean-Christophe Hadorn and Claudia Rey personally pledged 10,000,000 of their issued SES USA shares common of common stock as a guarantee for the original loan entered into on November 6, 2003. These shares now serve as a guarantee for the renewed loan dated May 19, 2008. The company does not currently have any plans to repay the loan before its March 31, 2010 maturity date.

 On January 21, 2004, ScanE granted us a credit facility of CHF1,000,000 ($921,116) to finance the construction of our new manufacturing facility. Release of these loan proceeds was contingent upon us satisfying certain conditions, which were satisfied as of November 13, 2007. As of January 8, 2008, we had utilized the full amount of this loan, which has a fixed annual interest rate of 4%. The loan has a duration of 20 years and is secured by a mortgage certificate of CHF1,000,000 ($921,116) on the manufacturing facility. The loan is paid in 20-equal annual installments of CHF73,581 (approximately $67,777), which include principal and interest. The first installment was paid in December 2008 thus reducing the principal to approximately $890,187.

On October 27, 2008, we signed a six month credit facility with ScanE for CHF5,000,000 ($4,605,600) to finance improvements on the manufacturing facility. The loan, which matured on April 27, 2009, is secured by a fourth ranked mortgage on the building. On July 1, 2009, ScanE extended the maturity date of the credit facility for an additional six months, commencing May 7, 2009.  We also successfully negotiated a reduction in the interest rate from 4% to 3% per annum, also commencing May 7, 2009.  As of June 30, 2009, the full amount of the loan had been used to finance improvements to the manufacturing facility.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève (“BCGE”) dated December 20, 2006 in the amount of CHF4,800,000 ($4,421,355), which is used to finance construction of the new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4,800,000 to CHF8,500,000 ($7,829,483). Pursuant to the amended agreement, the full amount of the loan must be drawn down no later than the date construction is completed on the new manufacturing facility, which is  expected to occur during the third or fourth quarter of 2009. We used CHF7,809,423 ($7,193,415) of the loan as of June 30, 2009 and CHF5,423,310 ($5,137,555) as of December 31, 2008. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($8,290,041) on the manufacturing facility.

Our ability to meet our financial commitments in the near term will be primarily dependent upon revenue from the future sale of our manufactured solar modules and from the continued sale of our solar tiles and the related engineering services required to design and install the same as well as from the continued extension of credit from existing or new lenders. Management continues to anticipate total capital expenditures of approximately $18 million for our new manufacturing facility, of which we have already financed $15.9 million, and $2 million for the assembly lines and related machinery, of which we have already financed $391,000.  In addition, and depending on our production requirements, we may need up to an additional $11 million during the next 12 months to finance the purchase of raw materials to be used in the production of 2 MWs of solar tiles.

If we are unable to secure additional financing and successfully implement our planned debt consolidation and refinancing of the construction loans owed on our new facility, management does not believe that our cash and cash equivalents, cash provided by operating activities, and the cash available from existing loans will be sufficient to meet our working capital requirements for the next 12 months, and we will not be able to continue as a going concern.  If our future revenues do not increase significantly to a level sufficient to cover our net losses, we will continue to need to raise additional funds to expand our operations. In addition, we may need to raise funds sooner than anticipated in response to competitive pressures, to develop new or enhanced products or services, and to fund our expansion or make acquisitions. We may not be able to secure financing on acceptable terms or at all.

 Operating Activities

Net cash used in operating activities was $560,434 for the six months ended June 30, 2009 compared to $697,617 of net cash used in operating activities for the six months ended June 30, 2008. In local currency, use of funds for operating activities was larger during this period compared to the same period in 2008. However, exchange rate volatility has greatly offset the difference. Billings in excess of cost and estimated earnings decreased by $1,156,723 due to completion of projects and the resulting recognition of revenue. Inventory of our SwissTile® product decreased by $1,137,658 for the same reason.

Investing Activities

Net cash used in investing activities was $2,026,867 during the six months ended June 30, 2009 compared to $1,030,322 during the six months ended June 30, 2008. Although the investment in capital assets was significantly higher in the previous period, the total amount of investing activities was reduced by the gain on the sale of the Solar Plant in June 2008.

 Financing Activities

Net cash provided by financing activities was $2,094,604 for the six months ended June 30, 2009 compared to $4,833,261 for the six months ended June 30, 2008.   The decrease in financing activities is due to bank loans received from BCGE and ScanE to build the new facility. During the six months ended June 30, 2009, we utilized $2,115,908 of such financing.  In addition, we also used $21,304 of available cash during the six months ended June 30, 2009 to repurchase 87,000 shares of our common stock in open market transactions.  See “— Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

At June 30, 2009, we had an outstanding purchase order of EUR448,600 ($630,216) for the future construction of a new machine to be used in the manufacturing facility for solar module production. The company has made an advance payment of EUR269,160 ($378,127) for the purchase of this machine. The balance due will be paid upon delivery of the machine. At June 30, 2009, we had purchase agreements signed for the building of the new plant for CHF7,467,483 ($6,878,415). Of this amount, advance payments totaling CHF6,906,595 ($6,361,723) had been made as of July 1, 2009, with the remaining amount to be paid upon completion of construction, currently projected before year end 2009.

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

 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the six months ended June 30, 2009 is as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value)
	Total Number	Average	as Part of Publicly	that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share ($)	or Programs	Under the Plans

January 1 — January 31, 2009	1,000	0.2373	—	—
February 1 — February 28, 2009	35,000	0.2676	—	—
March 1 — March 31, 2009	31,000	0.2223	—	—
April 1 – April 30, 2009	—	—	—	—
May 1 – May 31, 2009	10,000	0.2429	—	—
June 1 – June 30, 2009	10,000	0.2064	—	—
Total	87,000	$0.2412	—	$—

(1)
During the six month period ended June 30, 2009, the company, through a broker, repurchased 87,000 shares of its common stock, par value $0.001, in open market transactions.  The company may, at its discretion, engage in future share repurchases, although no formal repurchase plan or program has been adopted by the company at this time.

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

Dated: August 14, 2009		SES SOLAR INC. (Registrant)

Dated: August 14, 2009	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)