Form 10-Q
period 2009-09-30
SES SOLAR INC.
filed 2009-11-20
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐       No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No    ☑

The number of shares outstanding of each of the issuer's classes of stock as of November  19, 2009 is 72,984,168 shares of common stock, par value $.001 per share.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in $, except per share amounts)	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	396,027	765,694

Receivables, net of allowance for doubtful accounts of $0 for the periods ended 2009 and 2008	51,343	12,001
Due from related party	92,328	90,573
Inventory	458,643	1,665,699
Other current assets	185,584	424,186
Total current assets	1,183,925	2,958,153
Long-Term Assets:
Advance payments for machinery	408,732	379,446
Advance payments for certification	113,432	0
Total other long-term assets	522,164	379,446
Property, Plan and Equipment, at cost	535,534	600,389
Building construction	17,214,683	13,449,460
Less accumulated depreciation and amortization	(475,018)	(429,351)
Total fixed assets	17,275,199	13,620,498
Total long-term assets	17,797,363	13,999,944

Total assets	18,981,288	16,958,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term loan	5,883,074	4,769,635
Construction loan	8,148,332	5,137,555
Accounts payable	1,106,795	526,168
Billings in excess of cost and estimated earnings	367,992	1,448,590
Total current liabilities	15,506,193	11,881,948
Long-Term Liabilities:
Loan payable	172,997	918,389
Construction loan	899,505	882,413
Total long-term liabilities	1,072,502	1,800,802
Stockholders' Equity:
Common stock, $0.001 par value;
100,000,000 shares authorized;
73,081,168 shares issued and 72,984,168 outstanding (73,081,168 shares issued and outstanding as of December 31, 2008)	73,081	73,081
Additional paid-in capital	8,050,093	8,050,093
Accumulated other comprehensive income (loss)
Translation adjustment	(688,752)	(603,005)
Year end accumulated deficit	(5,008,385)	(4,244,822)
Less: Cost of common stock in treasury, 97,000 shares	(23,444)	0

Total stockholders' equity	2,402,593	3,275,347

Total Liabilities and Stockholders' Equity	18,981,288	16,958,097
See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)
Revenue:
Revenue	38,046	1,569	1,299,316	34,161
Cost of goods sold (exclusive of depreciation shown separately below)	(17,560)	(1,335)	(882,735)	(3,092)
Costs and Expenses:
Personnel	158,285	123,714	467,152	405,957
Rent and leases expenses	26,629	36,653	99,989	112,956
Research & Development	63,866	58,952	188,343	279,539
Other General & Administrative Expenses	157,860	267,805	463,970	673,163
Gain on sale of assets, net	(25,330)	0	(25,330)	0
Depreciation and amortization	9,998	16,527	55,366	50,829
Total costs and expenses	391,308	503,651	1,249,490	1,522,444
Other Income and Expense:
Interest expense	(9,979)	(102,523)	(27,577)	(322,520)
Interest income	0	7,567	0	46,756
Foreign exchange gain/(loss)	260,002	(258,030)	96,923	79,493
Total other income and expenses	250,023	(352,986)	69,346	(196,271)

Income (loss) before taxes from continuing operations	(120,799)	(856,403)	(763,563)	(1,687,646)
Income taxes	0	0	0	0
Net income (loss) from continuing operations	(120,799)	(856,403)	(763,563)	(1,687,646)
Income (loss) from discontinued operations before taxes (Note 9)	0	0	0	1,331,856
Income taxes	0	0	0	0
Net income (loss) from discontinued operations	0	0	0	1,331,856
Net income (loss)	(120,799)	(856,403)	(763,563)	(355,790)
Other Comprehensive income (loss):
Translation adjustment	(146,600)	160,820	(85,747)	(89,476)
Comprehensive income (loss)	(267,399)	(695,583)	(849,310)	(445,266)
Basic and diluted weighted average shares	72,984,929	73,081,168	73,024,095	73,081,168
Basic and diluted net income (loss) per share from continuing operations	(0.002)	(0.012)	(0.010)	(0.023)
Basic and diluted net income (loss) per share from discontinuing operations	0	0	0	0.018
Basic and diluted net income (loss) per share	(0.002)	(0.012)	(0.010)	(0.005)
For 2008 amounts have been reclassified to reflect discontinued operations.
See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	(763,563)	(355,790)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	55,366	152,407
Gain on sale of assets	(25,330)
Gain on sale of power plant	0	(1,185,704)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including Due from Related Party	(36,652)	32,678
Inventory	1,161,046	(1,182,401)
Other current assets	231,157	311,550
Deferred Expenses	0	180,000
Increase (decrease) in:
Accounts payable	24,893	8,840
Billings in excess of cost and estimated earnings	(1,116,186)	833,879
Net cash used in operating activities	(469,269)	(1,204,541)

Cash Flows from Investing Activities:
Proceed on sale of solar plant	0	5,065,460
Property, plants and equipment	(2,561,557)	(7,784,613)
Advance payments for certification and machines	(121,283)	0
Net cash used in investing activities	(2,682,840)	(2,719,153)
Cash Flows from Financing Activities:
Treasury shares	(23,444)	0
Proceeds from loans	2,977,212	8,341,781
Repayment of loans	(7,194)	(6,554,015)
Net cash provided by financing activities	2,946,574	1,787,766

Increase (decrease) in cash and cash equivalents	(205,535)	(2,135,928)
Effect of exchange rate changes on cash	(164,132)	(36,133)
Cash and cash equivalents, beginning of the year	765,694	3,429,033
Cash and cash equivalents, end of the quarter	396,027	1,256,972
Supplemental cash flow information
Cash paid for interest	27,577	322,520
Supplemental disclosure of non-cash operating and investing activities
Non cash transaction, Property, plants and equipment in account payable	694,478	748,924

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

2. Plan of Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of ($763,563) and a negative cash flow from operations of ($169,269), and had a working capital deficiency of ($14,322,268) as of September 30, 2009. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed the construction of its manufacturing facility with construction loans (Note 6). The Company intends to convert these construction loans into a long term mortgage immediately after completion of the facility. Since the manufacturing facility has not been completed as of September 30, 2009, no construction loans have been converted into mortgages.

The Company's ability to continue its operations and market and sell its products and services will depend on its ability to convert the construction loans into mortgages and to obtain additional financing. If the Company is unable to obtain such financing, the Company may not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms that are uncertain, especially in light of current capital market conditions. Under these circumstances, if the Company is unable to obtain additional capital or is required to raise it on undesirable terms, its financial condition could be adversely impacted.

The Company’s current business plan includes the development of a new assembly line based on its proprietary technology and the construction of a manufacturing facility in the suburbs of Geneva, Switzerland to produce solar modules and solar tiles at a lower cost. These activities require that the Company design and manufacture prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in the primary markets for solar photovoltaic cells. Costs incurred in manufacturing prototype panels have been expensed as research and development costs.

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

These consolidated interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company adheres to the same accounting policies in the preparation of its interim financial statements. As permitted under generally accepted accounting principles (“GAAP”), interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

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

Foreign Currency Translation - The reporting currency of SES USA is the U.S. dollar whereas the Company’s wholly owned subsidiaries’ functional currency is the Swiss Franc (CHF). The financial statements of SES Switzerland and SES Prod are translated to U.S. dollar equivalents under the current method in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 830 (prior authoritative literature: SFAS No. 52, “Foreign Currency Translation”). Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from inter-company receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

The exchange rates used for translating the financial statements are listed below:

Average Rates	2009	2008
	CHF	CHF
	$1.10498	1.05588

	2009	2008
Balance Sheet period-end rates	CHF	CHF
	$1.03556	1.05562

Earnings (Loss) per Share - Earnings (Loss) per share is presented in accordance with the provisions of FASB ASC 260 (prior authoritative literature: SFAS No. 128, “Earnings Per Share”). Basic and diluted loss per share for the nine months ended September 30, 2009 does not include the effects of warrants and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of warrants for periods in which the exercise price of the warrants is lower than the Company’s average share price for the period.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Basic weighted average shares outstanding	73,024,095	73,081,168
Diluted weighted average shares outstanding	73,024,095	73,081,168

Note: Due to the net loss, the calculation of the effect of common stock equivalents due to issuance of warrants is excluded because of anti-dilution. The number of shares of common stock listed as beneficially owned by one stockholder includes 1,500,000 shares of common stock potentially issuable upon exercise of 1,500,000 common share purchase warrants. Each common share purchase warrant is exercisable until November 22, 2010 at an exercise price of $0.90 per share. As of the September 30, 2009 balance sheet date, no warrants had been exercised. Also, they are not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

For the nine months ended September 30, 2009 and 2008, the Company had no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization.

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

Capitalization of Interest - The Company capitalizes interest on projects that qualify for interest capitalization under FASB ASC 835-20 (prior authoritative literature: SFAS No. 34, "Capitalization of Interest Costs,"  as amended. Capitalized interest is included within construction in progress. For the period ended September 30, 2009 and 2008, the Company capitalized $467,563 and $172,755 of interest, respectively. Capitalization for the year ended December 31, 2008 was $205,886.

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

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact of Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105-10-65 (prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research but is not intended to change GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB ASC 105-10-65 was adopted by the Company as of July 1, 2009 and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In December 2007, the FASB issued FASB ASC 805 (prior authoritative literature: SFAS No. 141(R),“Business Combinations”). FASB ASC 805 requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. FASB ASC 805 becomes effective for fiscal periods beginning after December 15, 2008. This statement did not have an effect on the Company's financial statements.

In December 2007, the FASB issued FASB ASC 810-10-65 (prior authoritative literature: FAS No. 160, Non-controlling Interests in Financial Statements—an amendment of ARB No. 51 (“SFAS 160”)). FASB ASC 810-10-65  requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling interest be identified in the financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. FASB ASC 810-10-65 was adopted by the Company effective January 1, 2009 and did not have a significant effect on the Company’s financial statements.

In February 2008, the FASB issued FASB ASC 820-10-65 (prior authoritative literature: SFAS 157-2), Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. The statement provisions effective as of January 1, 2008 did not have a material effect on the Company’s financial position and results of operations. The adoption of as of January 1, 2009 of the remaining provisions did not have a material effect on the Company’s financial position and results of operations.

In March 2008, the FASB issued FASB ASC 815-10-50 (prior authoritative literature: SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (“SFAS 161”)). FASB ASC 815-10-50 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FASB ASC 815-10-50 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FASB ASC 815-10-50 was adopted by the Company as of January 1, 2009 and did not have an impact on the Company’s results of operations, cash flows or financial positions.

In May 2008 the FASB issued FASB ASC 470-20-25 (prior authoritative literature FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," which alters the accounting for Convertible Debentures. FASB ASC 470-20-25 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FASB ASC 470-20-25 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FASB ASC 470-20-25 is effective for the Company’s fiscal year beginning January 1, 2009, and has been applied retrospectively, as required. The adoption of this pronouncement did not have an impact on the Company's results of operations or financial positions.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2009, the FASB issued FASB ASC 820-10-65 (prior authoritative literature: FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which was effective beginning with our second quarter financial reporting. The FSP provides additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly. The FSP amends FAS 157 to require interim disclosures of the valuation techniques and related inputs used to measure fair value and any changes to those valuation techniques and inputs. The FSP also provides additional guidance on defining the major categories of equity and debt securities measured at fair value in meeting the disclosure requirements of FAS 157. The adoption of FASB ASC 820-10-65 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In April 2009, the FASB issued FASB ASC 825 (prior authoritative literature: FSP FAS 107-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement also amends Accounting Principles Board (APB) No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FASB ASC 825 was effective for interim reporting periods ending after June 15, 2009. The adoption of FASB ASC 825 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In April 2009, the FASB issued FASB ASC 320 (prior authoritative literature: FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), which was effective beginning with our second quarter financial reporting. The FSP amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred and enhances existing disclosures with regard to other-than-temporary impairment for debt and equity securities. The adoption of FASB ASC 320 did not impact the Company’s results of operations, financial position, or cash flows.

In May 2009, the FASB issued Statement of FASB ASC 855 (prior authoritative literature: FAS No. 165, “Subsequent Events,”)  which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FASB ASC 855 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 20, 2009.

In June 2009, the FASB issued FASB ASC (prior authoritative literature: FAS 167, Amendments to FASB Interpretation No. 46(R)) , which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company does not believe this statement will have an impact on its consolidated financial statements.

In June 2009, the FASB issued FASB ASC 470 (prior authoritative literature :EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”)), which clarifies that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be considered debt issuance costs. The Company does not believe this statement will have an impact on its consolidated financial statements.

 In August 2009, FASB issued FASB ASC 820-10 (which amends Fair Value Measurements and Disclosures – Overall) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in FASB ASC 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory is summarized as follows:

	Nine Months Ended September 30, 2009	Twelve Months Ended December 31, 2008
	$	$
Raw Materials and Others	254,010	1,473,540
Finished Goods	204,633	192,159
Total Inventory	458,643	1,665,699

6. Borrowings Under Revolving Credit Facility, Short and Long-Term Loans

Short-Term Loans	Nine Months Ended September 30, 2009	Twelve Months Ended December 31, 2008
	$	$
State Department of Energy Geneva (Switzerland)	33,726	33,085
Banque Cantonale de Genève (1)	8,148,332	5,137,555
Banque Cantonale de Genève	84,870	0
State Department of Energy Geneva (Switzerland) (1)	4,828,300	4,736,550
State Department of Energy Geneva (Switzerland)	936,178	0
	14,031,406	9,907,190

Long-Term Loans	Nine Months Ended September 30, 2009	Twelve Months Ended December 31, 2008
	$	$
Banque Cantonale de Genève	172,997	0
State Department of Energy Geneva (Switzerland)	0	918,389
State Department of Energy Geneva (Switzerland)	899,505	882,413
	1,072,502	1,800,802
Total loans as at September 30, 2009	15,103,908	11,707,992

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year	Repayments
$
2009	13,031,315
2010	1,057,106
2011	125,660
2012	99,813
2013	39,456
Thereafter	750,558

Total	15,103,908

(1)  Short-term loans relating to amounts used to finance construction of the Company’s manufacturing facility. The Company intends to refinance such loans on a long-term basis upon completion of the facility. Negotiations are underway with several banking institutions interested in granting a long-term mortgage facility.

On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy (“ScanE”) of up to CHF1,000,000 ($965,661). The loan bears interest at a rate of 4%. SES Switzerland used CHF969,470 ($936,178) of this loan as of September 30, 2009 and CHF969,470 ($918,389) as of December 31, 2008. This loan matured on March 31, 2008. On April 2, 2008, the Company filed a request with ScanE to renew the loan for a period of 24 months on the same terms and conditions. By decision dated May 19, 2008, ScanE accepted the Company’s request that the loan be extended for a period of 24 months on the same terms and conditions. The new maturity date for the loan is March 31, 2010. Pursuant to the Canton Geneva Escrow Agreement dated September 15, 2006, Christiane Erne, Jean-Christophe Hadorn and Claudia Rey personally pledged 10,000,000 of their issued SES USA shares common of common stock as a guarantee for the original loan entered into on November 6, 2003. These shares now serve as a guarantee for the renewed loan dated May 19, 2008. The Company does not currently have any plans to repay the loan before its March 31, 2010 maturity date.

On January 21, 2004, ScanE granted the Company a credit facility of CHF1,000,000 ($965,661) to finance the construction of the Company’s new manufacturing facility. Release of these loan proceeds was contingent upon the Company satisfying certain conditions precedent, which were satisfied as of November 13, 2007. As of January 8, 2008, the Company had utilized the full amount of the loan, which has a fixed annual interest rate of 4%. The loan has a duration of 20 years and is secured by a mortgage certificate of CHF1,000,000 ($965,661) on the manufacturing facility. The loan is reimbursed in 20-equal annual installments of CHF73,581 (approximately $71,054), which include principal and interest. The first installment was paid in December 2008 thus reducing the principal to approximately $933,231.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève (“BCGE”) dated December 20, 2006 in the amount of CHF4,800,000 ($4,635,173), which is used to finance construction of the new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4,800,000 to CHF8,500,000 ($8,208,119). Pursuant to the amended agreement, the full amount of the loan must be drawn down no later than the date construction is completed on the new manufacturing facility, which is  expected to occur during the fourth quarter of 2009. The Company used CHF8,438,096 ($8,148,332) of the loan as of September 30, 2009 and CHF5,423,310 ($5,137,555) as of December 31, 2008. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($8,690,950) on the manufacturing facility.

On October 27, 2008, the Company signed a six month credit facility with ScanE for CHF5,000,000 ($4,828,300) to finance improvements on the manufacturing facility. The loan, which matured on April 27, 2009, is secured by a fourth ranked mortgage on the building. On July 1, 2009, ScanE extended the maturity date of the credit facility for an additional six months, commencing May 7, 2009.  The Company also successfully negotiated a reduction in the interest rate from 4% to 3% per annum, also commencing May 7, 2009.  As of September 30, 2009, the full amount of the loan had been used to finance improvements to the manufacturing facility.

On July 22, 2009, the Company entered into a loan agreement with BCGE for CHF29,430 ($28,420) to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF871 (approximately $841), which include principal and interest of 4.54%. The first installment was paid in August 2009, thus reducing the principal to approximately $26,948, thereof $9,053 are reflected as short term loan.

On August 18, 2009, the Company entered into a loan agreement with BCGE for CHF245,557 ($237,125) to finance the certification of its SwissTile® product. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF7,188 (approximately $6,941), which include principal and interest of 3.80%. The first installment was paid in September 2009, thus reducing the principal to approximately $230,919, thereof $75,817 are reflected as short term loan.

On September 18, 2009, the Company entered into a loan agreement with BCGE for up to CHF3,000,000 ($2,896,983) to finance the construction of a solar power plant, which will be sold to a third party upon completion.  The loan matures on June 30, 2010 and bears interest at a rate of 5.75% per annum.  The loan, which is secured by, among other things, the proceeds from the sale of the solar power plant, may only be used to finance the stated project. As of September 30, 2009, no amount of the proceeds from this loan had been used.

7. Commitments and Contingencies

Operating Leases - Lease expenses for the nine months ended September 30, 2009 and 2008 were $99,989 and $112,956, respectively.

The following table presents future minimum lease commitments (concerning the lease of vehicles) under operating leases at September 30, 2009:

Operating Leases
2009	10,312
2010	41,490
2011	41,881
2012	24,624
Total	118,307

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is CHF54,084 ($48,946) per year. The lease term ended on February 28, 2009. The lease has been renewed with the same conditions for the next 12 months.

SES Switzerland also leased a 1,654 square meter industrial facility in Härkingen, Switzerland. The lease was terminated on February 28, 2009. The global charge for the period January 1, 2009 to February 28, 2009 was CHF6,919 ($6,262).

On May 27, 2005, we received authorization from the State of Geneva to build our manufacturing facility on property located in Plan-les-Ouates, Switzerland, and we obtained a lease for the land in February 2007. The lease is for 60 years commencing on July 1, 2006.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following are the Company’s lease commitments:

Use of Land
$
2009	16,305
2010	65,219
2011	65,219
2012	65,219
2013	65,219
Thereafter	3,423,984
Total	3,701,165

The Company has no non-cancellable operating leases.

Litigation - The Company is from time to time subject to routine litigation incidental to its business. There is no such litigation currently pending.

Capital Commitments - At September 30, 2009, the Company has an outstanding purchase order of EUR448,600 ($654,585) for the future construction of a new machine to be used in the new plant for solar module production. The Company has made an advance payment of EUR269,160 ($392,750) for the purchase of this machine. The balance due will be paid upon delivery of the machine. At September 30, 2009, the Company had purchase agreements signed for the building of the new plant for CHF7,467,483 ($7,211,058). Of the above amount, advance payments totaling CHF7,273,730 ($7,023,958) had been made as of October 1, 2009, and the remaining amount will be paid at the end of completion of construction.

8. Business Segments

As of September 30, 2009, all of the Company’s operations were conducted through its wholly owned subsidiaries, SES Switzerland and SES Prod, and were limited to the assembly and installation of photovoltaic panels in Switzerland. Commencing January 2008, the Company sold electricity produced by its Solar Plant to a local utility in Geneva. As previously reported, the Solar Plant was sold in June 2008. As a result, the Company’s operations are again limited to the assembly and installation of photovoltaic panels.

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

The Solar Plant had been operational since the end of 2007.  For the nine months ended September 30, 2009, revenue totaled $0 due to the sale of this activity in June 2008. For the nine months ended September 30, 2008, this discontinued activity generated income of $1,331,856 (gain on disposal of $1,185,704, revenue of $247,730 and expenses of $101,578). In 2009 there was no income or expense from discontinued operations.

10. Stockholders' Equity

Common Stock - The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and 72,984,168 outstanding.

Treasury Stock - The Company purchased shares of its common stock, par value $0.001, in the open market. As of September 30, 2009, the Company repurchased 97,000 shares in the amount of $23,444.

 On November 22, 2006, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.90 per share. The warrants expire on November 22, 2010, four (4) years after the date of issuance.

During the nine-month period ended September 30, 2009, no stock purchase warrants were exercised.

SES SOLAR INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrant transactions consisted of the following during the quarter ended September 30, 2009 :

	Exercisable Warrants	Exercise Price
Warrants outstanding as of December 31, 2008	1,500,000	$0.90
Warrants granted as consideration for agent’s fee	0	$0
Exercise of warrants	0	$0
Warrants outstanding as of September 30, 2009	1,500,000	$0.90

Warrants outstanding expire as follows:

	Warrants	Exercise
Year	Expiring	Price
2010	1,500,000	$0.90
	1,500,000

11. Subsequent Events

Other than as disclosed herein, no major events have occurred since September 30, 2009.

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

To implement our business plan, we will need to complete the design of the solar modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our plan is to complete the manufacturing facility and commence full scale production and sale of our new products during the first quarter 2010. While we await completion of our facility and work to bring our fully automated production lines into operation, we have reconfigured our production capabilities to manufacture our solar products on a manual and semi-manual production basis and in partnership with subcontractors.

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

 We are in ongoing discussions with strategic partners, including cell manufacturers, PV line manufacturers and special machine manufacturers to assist us with our new technology for module assembly. We are also progressing with the final stages of construction at our new manufacturing facility, which is expected to be completed during the fourth quarter of 2009.

During the nine month period ended September 30, 2009, we incurred capital expenditures of $2,708,170 to construct our new manufacturing facility. We also continued sales of our custom solar panels and SwissTile® solar tiles to customers during the nine month period ended September 30, 2009, generating revenue of $1,299,316 and incurring a net loss of $763,563.

  Based on current and planned projects that will be completed during fiscal year 2009, we believe that our cash flows used in operating activities for the remainder of fiscal year 2009 will be greater than our cash flows used in operating activities during 2008. In light of these operating activities, we believe that our operating expenses in fiscal year 2009 will be approximately $2 million, which we anticipate financing through revenue generated from operating income and with available cash and credit facilities. Management anticipates total capital expenditures of approximately $18 million for the new manufacturing facility, of which we have already financed $17.2 million, and $2 million for the assembly lines and related machinery, of which we have already financed $408,732. Depending on our production requirements, we may also require up to an additional $11 million to finance the purchase of raw materials to be used in the production of 2MWs of solar tiles. We anticipate financing the remaining capital expenditures on the manufacturing facility and assembly lines using available cash, loans and lines of credit, as well as a planned debt consolidation and refinancing of the existing construction loans owed on the facility. We will also require additional financing in order to purchase raw materials and expand our operations once our manufacturing facility is fully operational. We do not presently have any definitive agreements in place to secure any such financings or debt consolidation.

We expect to continue to experience losses from operations until we can generate significant revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long-term in order to continue as a going concern. See “Liquidity and Capital Resources.”

Selected Financial Data

Balance Sheets	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
	in $
Total current assets	1,183,925	2,958,153
Total long-term assets	17,797,363	13,999,944
Total current liabilities	15,506,193	11,881,948
Total long-term liabilities	1,072,502	1,800,802
Total liabilities and stockholders' equity	18,981,288	16,958,097

Statements of Operations (unaudited)	For the three months ended September 30,
	2009	2008
	in $
Revenues	38,046	1,569
Total cost of goods sold (exclusive of depreciation, shown separately below)	(17,560)	(1,335)
Personnel	158,285	123,714
Rent and lease expenses	26,629	36,653
Research and development	63,866	58,952
Depreciation and amortization	9,998	16,527
Gain on sale of assets	25,330	0
General and administrative expenses	157,860	267,805
Interest expense	(9,979)	(102,523)
Interest income	0	7,567
Foreign exchange gain (loss)	260,002	(258,030)
Total other income (expense)	250,023	(352,986)
Loss before taxes from continuing operations before taxes	(120,799)	(856,403)
Income Taxes	0	0
Net Income (Loss) from continuing operations	(120,799)	(856,403)
Income from discontinued operations before taxes	0	0
Income Taxes	0	0
Net Income (Loss) from discontinued operations	0	0
Net Income (Loss)	(120,799)	(856,403)
Other comprehensive income: translation adjustment	(146,600)	160,820
Comprehensive income (loss)	(267,399)	(695,583)

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net Loss

 Our net loss for the three months ended September 30, 2009 was $120,799 compared to net loss of $856,403 for the three months ended September 30, 2008. The decrease in net loss during the three months ended September 30, 2009 was due to $518,032 of favorable foreign exchange rate conditions between the Swiss franc and the U.S. dollar and a reduction in interest expense and general and administrative expenses during the three month period ended September 30, 2009.

Revenue and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore when projects are completed. During the three months ended September 30, 2009, we generated total revenue of $38,046 compared to $1,569 for the three months ended September 30, 2008.

Cost of goods sold for the three months ended September 30, 2009 was $17,560 compared to cost of goods sold of $1,335 for the three months ended September 30, 2008.

The increases in revenue and cost of goods sold for the three months ended September 30, 2009 are attributable to management’s increased focus on completing our manufacturing facility and producing our products on a large scale and moving away from smaller customized  installation projects.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 were $391,308 compared to $503,651 for the three months ended September 30, 2008, which represents a 17% decrease. Personnel, rent, research and development, general and administrative expenses, and depreciation and amortization expenses constitute the components of our operating expenses.

Personnel expenses for the three months ended September 30, 2009 were $ 158,285 compared to $123,714 for the three months ended September 30, 2008. The increase is due to increase in personnel costs to develop the activities of our new subsidiary.

Rent and lease expenses decreased $10,024 for the three months ended September 30, 2009 due to the termination of the lease for Härkingen during the first quarter of 2009, as explained on note 7 of the accompanying notes to the financial statements.

Other general and administrative expenses decreased $109,945 for the three months ended September 30, 2009, mainly due to consulting fees.

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense decreased to $9,979 for the three months ended September 30, 2009 compared to $102,523 for the three months ended September 30, 2008. The decrease is due to a credit line with UBS Bank, which was cancelled during 2008, and interest expenses of $53,564 in connection with financing of the Solar Plant.  Additionally, the company capitalized higher interest expenses compared to the prior year period.

Interest income for the three months ended September 30, 2009 was $0 compared to $7,567 for the three months ended September 30, 2008.  Interest income earned during the three months ended September 30, 2008 was received from time deposits.

Foreign exchange gain for the three months ended September 30, 2009 was $260,002 compared to a foreign exchange loss of $258,030 for the three months ended September 30, 2008. Our wholly owned subsidiaries conduct substantially all of their business and incur substantially all of their costs in Swiss francs.  The foreign exchange gain for the three months ended September 30, 2009 is due to improved currency exchange rate conditions between the Swiss franc and the U.S. dollar, which is the company’s reporting currency.  See Note 4 to the accompanying unaudited financial statements.

Statement of Operations (unaudited)	For the Nine Months Ended September 30,
	2009	2008
	in $
Total revenues	1,299,316	34,161
Total cost of goods sold (exclusive of depreciation shown separately below)	(882,735)	(3,092)
Personnel	467,152	405,957
Rent and lease expenses	99,989	112,956
Research and development	188,343	279,539
Depreciation and amortization	55,366	50,829
Gain on sale of assets	25,330	0
General and administrative expenses	463,970	673,163
Interest expense	(27,577)	(322,520)
Interest income	0	46,756
Foreign exchange gain /(loss)	96,923	79,493
Total other income (expense)	69,346	(196,271)
Taxes	0	0
Net income (loss) from continuing operations	(763,563)	(1,687,646)
Income from discontinued operations	0	1,331,856
Taxes	0	0
Net income (loss) from discontinued operations	0	1,331,856
Net income (loss)	(763,563)	(355,790)
Other comprehensive income: translation adjustment	(85,747)	(89,476)
Comprehensive income (loss)	(849,310)	(445,266)

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net Income (Loss)

Our net loss for the nine months ended September 30, 2009 was $763,563 compared to a net loss of $355,790 for the nine months ended September 30, 2008.  The increase in net loss during the nine months ended September 30, 2009, compared to 2008 is due largely to the fact that we generated income from discontinued operations for the nine months ended September 30, 2008 of $1,331,856, which included a gain of $1,185,704 from the sale of the Solar Plant, as compared to income of $0 for the nine months ended September 30, 2009 from this discontinued activity  (See Note 9 to the unaudited financial statements attached hereto).

Revenues and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore when projects are completed. During the nine months ended September 30, 2009, we completed several projects and generated total revenue of $1,299,316 compared to $34,161 for the nine months ended September 30, 2008.

Cost of goods sold for the nine months ended September 30, 2009 was $882,735 compared to cost of goods sold of $3,092 for the nine months ended September 30, 2008.  The increase in cost of goods sold for the nine months ended September 30, 2009 is entirely attributable to the projects completed during the period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 were $1,249,490 compared to $1,522,444 for the nine months ended September 30, 2008, which represents a 16% decrease. Personnel, rent, research and development, general and administrative expenses, and depreciation and amortization expenses constitute the components of our operating expenses.

Personnel expenses for the nine months ended September 30, 2009 were $ 467,152 compared to $405,957 for the nine months ended September 30, 2008. The increase is due to increase in personnel costs to develop the activities of our new subsidiary.

Rent and lease expenses decreased $12,967 for the nine months ended September 30, 2009 due to the termination of the lease for Härkingen during the first quarter of 2009, as explained on Note 7 of the accompanying notes to the financial statements.

Research and development expenses increase $91,196 for the nine months ended September 30, 2009 due to consulting fees incurred in 2008 in for the development of our production line and products.

Other general and administrative expenses decreased $209,193 for the nine months ended September 30, 2009 mainly due to consulting fees of $470,787 incurred during the nine months period ended September 30, 2008 compared to $203,659 incurred during the same period in 2009..

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense decreased to $27,577 for the nine months ended September 30, 2009 compared to $322,520 for the nine months ended September 30, 2008. Of this variation, $172,755 refers to interest incurred for the construction of our new plant during the nine months ended September 30, 2008 which were only capitalized at year-end, while for the nine months ended September 30, 2009 the interest has already been capitalized. Additionally, for the nine months ended September 2008, we have incurred interest expenses of $67,485 due to a credit line with UBS Bank, which was cancelled during 2008, and interest expenses of $53,564 in connection with financing of the solar plant.

Interest income for the nine months ended September 30, 2009 was $0 compared to $46,756 for the nine months ended September 30, 2008.  Interest income earned during the nine months ended September 30, 2008 was received from time deposits.

Foreign exchange gain for the nine months ended September 30, 2009 increased to $96,923 compared to a foreign exchange gain of $79,493 for the nine months ended September 30, 2008. Our wholly owned subsidiaries conduct substantially all of their business and incur substantially all of their costs in Swiss francs.  The foreign exchange gain is due to improved currency exchange rate conditions between the Swiss franc and the U.S. dollar, which is the company’s reporting currency.  See Note 4 to the accompanying unaudited financial statements.

Net Income (Loss) from Discontinued Operations, net of tax

The Solar Plant had been operational since the end of 2007.  For the nine months ended September 30, 2009, we generated no revenue and incurred no expenses from the Solar Plant, as it was sold in June 2008.  For the nine months ended September 30, 2008, this discontinued activity generated income of $1,331,856 (gain on disposal of $1,185,704, revenue of $247,730 and expenses of $101,578).

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including consulting, accounting and legal costs, staff costs, and accounts payable.

As of September 30, 2009, we had negative working capital of $14,322,268 compared with negative working capital of $8,923,795 as of December 31, 2008, and our cash and cash equivalents decreased to $396,027 as of September 30, 2009 compared to $765,694 as of December 31, 2008. This increase in negative working capital is partially the result of decreased billings in excess of cost and estimated earnings over the comparable periods and use of available funds to finance our new manufacturing facility.

As of September 30, 2009, we had accounts payable of $1,106,795 compared to $526,168 as of December 31, 2008. This increase is the result of amounts owed to creditors for construction costs relating to our manufacturing facility.

At September 30, 2009, we had short-term debt in the amount of $5,883,074 compared to $4,769,635 as of December 31, 2008.

We believe that our current negative working capital situation is temporary, as we expect in the near term to restructure our capital financing arrangements into longer term loans with more favorable terms.

We currently have several loans outstanding with ScanE. On November 3, 2003, SES Switzerland received a loan from the Geneva (Switzerland) State Department of Energy (“ScanE”) of up to CHF1,000,000 ($965,661). The loan bears interest at a rate of 4%. SES Switzerland used CHF969,470 ($936,179) of this loan as of September 30, 2009, and CHF969,470 ($918,389) as of December 31, 2008. The maturity date for the loan is March 31, 2010. Pursuant to the Canton Geneva Escrow Agreement dated September 15, 2006, Christiane Erne, Jean-Christophe Hadorn and Claudia Rey personally pledged 10,000,000 of their issued SES USA shares common of common stock as a guarantee for the original loan entered into on November 6, 2003. These shares now serve as a guarantee for the renewed loan dated May 19, 2008. The company does not currently have any plans to repay the loan before its March 31, 2010 maturity date.

 On January 21, 2004, ScanE granted us a credit facility of CHF1,000,000 ($965,661) to finance the construction of our new manufacturing facility. Release of these loan proceeds was contingent upon us satisfying certain conditions, which were satisfied as of November 13, 2007. As of January 8, 2008, we had utilized the full amount of this loan, which has a fixed annual interest rate of 4%. The loan has a duration of 20 years and is secured by a mortgage certificate of CHF1,000,000 ($965,661) on the manufacturing facility. The loan is paid in 20-equal annual installments of CHF73,581 (approximately $71,054), which include principal and interest. The first installment was paid in December 2008 thus reducing the principal to approximately $933,231.

On October 27, 2008, we signed a six month credit facility with ScanE for CHF5,000,000 ($4,828,305) to finance improvements on the manufacturing facility. The loan, which matured on April 27, 2009, is secured by a fourth ranked mortgage on the building. On July 1, 2009, ScanE extended the maturity date of the credit facility for an additional six months, commencing May 7, 2009.  We also successfully negotiated a reduction in the interest rate from 4% to 3% per annum, also commencing May 7, 2009.  As of September 30, 2009, the full amount of the loan had been used to finance improvements to the manufacturing facility.

SES Switzerland also has a Construction Credit Agreement with Banque Cantonale de Genève (“BCGE”) dated December 20, 2006 in the amount of CHF4,800,000 ($4,635,173), which is used to finance construction of the new manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4,800,000 to CHF8,500,000 ($8,208,119). Pursuant to the amended agreement, the full amount of the loan must be drawn down no later than the date construction is completed on the new manufacturing facility, which is  expected to occur during the fourth quarter of 2009. We used CHF8,438,096 ($8,148,341) of the loan as of September 30, 2009 and CHF5,423,310 ($5,137,555) as of December 31, 2008. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9,000,000 ($8,690,950) on the manufacturing facility.

On July 22, 2009, we entered into a loan agreement with BCGE for CHF29,430 ($28,420) to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF871 (approximately $841), which include principal and interest of 4.54%. The first installment was paid in August 2009, thus reducing the principal to approximately $26,948, thereof $9,053 are reflected as short term loan.

On August 18, 2009, we entered into a loan agreement with BCGE for CHF245,557 ($237,125) to finance the certification of our SwissTile® product. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF7,188 (approximately $6,941), which include principal and interest of 3.80%. The first installment was paid in September 2009 thus reducing the principal to approximately $230,919, thereof $75,817 are reflected as short term loan.

On September 18, 2009, we entered into a loan agreement with BCGE for up to CHF3,000,000 ($2,896,983) to finance the construction of a solar power plant, which will be sold to a third party upon completion.  The loan matures on June 30, 2010 and bears interest at a rate of 5.75% per annum.  The loan, which is secured by, among other things, the proceeds from the sale of the solar power plant, may only be used to finance the stated project. As of September 30, 2009, no amount of the proceeds from this loan had been used.

Our ability to meet our financial commitments in the near term will be primarily dependent upon revenue from the future sale of our manufactured solar modules and from the continued sale of our solar tiles and the related engineering services required to design and install the same as well as from the continued extension of credit from existing or new lenders. Management continues to anticipate total capital expenditures of approximately $18 million for our new manufacturing facility, of which we have already financed $17.2 million, and $2 million for the assembly lines and related machinery, of which we have already financed $408,732.  In addition, and depending on our production requirements, we may need up to an additional $11 million during the next 12 months to finance the purchase of raw materials to be used in the production of 2 MWs of solar tiles.

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

 Operating Activities

Net cash used in operating activities was $469,269 for the nine months ended September 30, 2009 compared to $1,204,541 of net cash used in operating activities for the nine months ended September 30, 2008. In local currency, use of funds for operating activities was larger during this period compared to the same period in 2008. However, exchange rate volatility has greatly offset the difference. Billings in excess of cost and estimated earnings decreased to $1,116,186 due to completion of projects and the resulting recognition of revenue. Inventory of our SwissTile® product decreased by $1,161,046 for the same reason.

Investing Activities

Net cash used in investing activities was $2,682,840 during the nine months ended September 30, 2009 compared to $2,719,153 during the nine months ended September 30, 2008. Although the investment in capital assets was significantly higher in the previous period, the total amount of investing activities was reduced by the proceeds from the sale of the Solar Plant in June 2008.

 Financing Activities

Net cash provided by financing activities was $2,946,574 for the nine months ended September 30, 2009 compared to $1,787,766 for the nine months ended September 30, 2008.   The increase in financing activities is due to bank loans received from BCGE and ScanE to build the new facility. During the nine months ended September 30, 2009, we utilized $2,970,018 of such financing.  In addition, we also used $23,444 of available cash during the nine months ended September 30, 2009 to repurchase 97,000 shares of our common stock in open market transactions.  See “Part II-  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

At September 30, 2009, we had an outstanding purchase order of EUR448,600 ($654,585) for the future construction of a new machine to be used in the manufacturing facility for solar module production. The company has made an advance payment of EUR269,160 ($392,750) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to “smaller reporting companies” under Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

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

 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the nine months ended September 30, 2009 is as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value)
	Total Number	Average	as Part of Publicly	that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share ($)	or Programs	Under the Plans

January 1 — January 31, 2009	1,000	0.2373	—	—
February 1 — February 28, 2009	35,000	0.2676	—	—
March 1 — March 31, 2009	31,000	0.2223	—	—
April 1 – April 30, 2009	—	—	—	—
May 1 – May 31, 2009	10,000	0.2429	—	—
June 1 – June 30, 2009	10,000	0.2064	—	—
July 1 – July 31, 2009	10,000	0.1939	—	—
August 1 – August 31, 2009	—	—	—	—
September 1 – September 30, 2009	—	—	—	—
Total	97,000	$0.2364	—	$—

(1)
During the nine month period ended September 30, 2009, the company, through a broker, repurchased 97,000 shares of its common stock, par value $0.001, in open market transactions.  The company may, at its discretion, engage in future share repurchases, although no formal repurchase plan or program has been adopted by the company at this time.

ITEM 6. EXHIBITS

Exhibits

10.1	Construction Loan Agreement, dated September 18, 2009, between SES Solar Inc. and Banque Cantonale de Genève.†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 †  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2009		SES SOLAR INC. (Registrant)

Dated: November 20, 2009	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)