Form 10-K
period 2009-12-31
SES SOLAR INC.
filed 2010-04-15
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2009, was $15,744,413. As of January 21, 2010, 2010, there were 72,984,168 shares of our common stock outstanding.

TABLE OF CONTENTS

Table of Content

PART I

We have made forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other comparable terms. Forward-looking statements involve risks and uncertainties that may cause our actual results or performance to be materially different from those expressed in or implied by the forward-looking statements. These uncertainties include, among others, our need to raise additional financing; risks related to the development and implementation of our new manufacturing processes and facility; risks related to completion, refinement and management of our supply chain and distribution channels; risks related to current and future research and development; risks related to customer acceptance of our products; risks related to competition in the solar energy field; risks related to the availability of public subsidies; our history of losses; the historical volatility of our stock prices; general market conditions; and the risks in the section entitled “Risk Factors” that may cause our historical and actual results, level of activity and performance to be materially different from future results, level of activity, or performance as expressed in or implied by these forward-looking statements.

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

We are actively engaged in transforming our business from an engineering PV service company into a producer and manufacturer of solar modules and tiles using our proprietary assembly processes at our new manufacturing facility in Geneva, Switzerland, which we believe will allow for higher quality electrical contacts, better performance and reduced costs.  Our efforts over the past 12 months have been focused largely on completing construction at our new facility, moving the machines from our former plant and designing our future production lines.  We anticipate commencing full scale production during Summer 2010.  Until such time, we will continue to partner with subcontractors and to manufacture our solar products on a manual and semi-manual basis.

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

Solar electricity is generated using either PV or solar thermal technology to extract energy from the sun. PV electricity generating systems directly convert the sun’s energy into electricity, whereas solar thermal systems heat water or other fluids that are then used as sources of energy. PV systems are either grid-connected systems or off-grid systems. Grid-connected systems are connected to the electricity transmission and distribution grid and feed solar electricity into the end-user’s electrical system and/or the grid. These systems are commonly mounted on the rooftops of buildings, integrated into building facades or installed on the ground using support structures, and they range in size from 2 to 3 kilowatts to multiple gigawatts (GW) and megawatts (MW). Off-grid PV systems are typically much smaller and are frequently used in remote areas where they may be the only source of electricity for the end-user.

Table of Content

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

World solar PV market installations reached a record high of 5.95GW in 2008, representing growth of 110% over the previous year. In its recently published report, “The World Market for PV Cells and Modules,” IMS Research reports that PV module shipments grew by over 25% in 2009, to more than 8GW.  However, IMS Research’s ongoing survey of integrators and installers and its analysis of grid-connection statistics also revealed that new installations grew by a much more modest 5% to 10%, but exceeded 6GW for the first time.

Installations in Europe were realized relatively quickly in the second half of 2009. Germany led the way, installing around 3GW of new PV capacity. The collapse of the Spanish market, combined with a difficult economic climate, caused a significant drop in demand and prices plummeted by 40% as a result. Average prices were also driven down further by thin-film modules continuing to account for an increasing proportion of shipments. Consequentially, PV module revenues declined by over 20% in 2009.

Silicon spot prices peaked at over $500 per kg in 2008, but fell to almost one-tenth of that price during 2009. In the long-term, price reduction is good for the industry because it allows solar based energy to compete with the going rate for retail electricity.

Even though the recent financial crisis has severely impacted production as well as development of PV projects in Europe, the future potential of the technology remains high. According to our estimates, European markets will continue to experience new heights beyond 2010, with total installed capacity expected to reach 80GW by 2015, representing a Compound Annual Growth Rate (CAGR) of 35%, or 10GW of new capacity each year.

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

Table of Content

Description of Our Products

To date, we have produced and installed custom PV solar products for commercial, industrial and residential use. Based on the specific needs of our customers, we manufacture our solar tiles using cells, components and other raw materials supplied to us by third-parties. The design, production and installation of these customized solar products require that we offer comprehensive engineering services. As an engineering service provider, we design new methods of manufacturing PV modules, and we incorporate these modules into the specific architectural and building applications of our customers. As we reach completion of our manufacturing facility and implement our proprietary manufacturing processes, as more fully described below, we will focus our attention less on custom design and installation projects and more on mass manufacturing, producing and offering the following products:

Solar Tiles: SunTechTile® and SwissTile®

We have developed a new technology for the production, distribution and sale of a next generation solar tile that we intend to market under the SunTechTile® trademark on the international market and under the SwissTile® trademark in Switzerland. SunTechTile® and SwissTile® share the same design but will be branded under different names in order to distinguish their targeted markets. The SunTechTile® and SwissTile® solar tiles maximize power output by utilizing high performance PV cells with an innovative connector that we believe makes the tiles easier to install and less expensive to produce than competitive models. Our connector design also reduces power loss, thereby maximizing efficiency. These tiles will be manufactured on our fully automated production lines commencing during Summer 2010, which will allow for a shorter manufacturing cycle and lower production cost.  Until such time as our fully automated production lines are operational, we will continue to partner with subcontractors and  to manufacture these tiles on a manual and semi-manual production line basis.

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

Our proprietary production process, which we expect to be fully operational during Summer of 2010, consists of an automated assembly technology that we believe guarantees a more reliable and efficient manufacturing process.  This is because our new technology allows for back-contact PV cells and soldering to occur during only one production run.  As a result of this new assembly technology, we anticipate our production lines will be significantly faster and smaller than traditional production lines that use standard tabbing and stringing machines. We further believe that our new manufacturing process has numerous advantages over existing assembly techniques, including easier and faster electrical connections between cells and strings in a module and fewer manufacturing steps.  Our automated manufacturing process also significantly reduces manual labor requirements, a substantial cost component in the PV industry, which will result in greater capital productivity, lower costs, and more reliable connections.

In addition to the above described assembly technique, our patent also applies to the connection of modules (of any cell type) to junction boxes in a more efficient manner, resulting in a 1% to 3% reduction in the use of glass material and encapsulate, depending on the type of module.

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

Sales and Marketing

Although the solar energy market is at a relatively early stage of development, energy experts and associations forecast a CAGR of 30% for the solar PV market between 2009 and 2010. To date, our operations have consisted of providing custom manufactured solar tiles and related engineering services to customers in Switzerland. As such, we have primarily focused our marketing and sales efforts in Switzerland.

Table of Content

Once we complete construction of our manufacturing facility and our automated production lines are fully operational, our expansion plans and target markets will include Germany, France, Spain, Italy and the U.S. However, the solar energy market is still at a relatively early stage of development. Its future growth could be different from expectations, and the extent to which our products will be adopted is uncertain.

We intend to promote our PV solutions through trade publications, attendance at key industry trade shows, direct mail campaigns, online advertising and relationship marketing to our expanding network of dealers and solar integrators. Our marketing activities will be of greater importance once our production lines become fully operational.

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

For the fiscal year ended December 31, 2009, sales criteria for certain projects had not been fully met, and we were only able to recognize revenue of $1,336,188. During this period, sales to our two largest customers accounted for approximately 80% and 17%, respectively, of our total net sales. For the fiscal year ended December 31, 2008, sales to our two largest customers accounted for approximately 69% and 18% of our total net sales of $33,416. The loss of one or more of our largest customers or their default in payment could significantly reduce our revenues and harm our operating results.

Suppliers and Process Equipment Providers

We rely on several companies to supply certain components and materials used to manufacture and produce our PV modules and tiles. For module and tile production, we depend on a limited number of suppliers for back contact cells. We believe that due to increased demand for back contact cells, additional suppliers have already entered the market. We acquire cells on a purchase order basis and do not have long-term supply contracts with any suppliers, although we may enter into such contracts in the future. We purchase slates from Swiss Eternit, with whom we have a long-standing commercial relationship. We do not believe a risk of inventory shortage exists with respect to tiles, although if one did, we believe alternate suppliers exist. Recent changes in the dimensions of some solar cells, however, could require larger slates, which exist only at the prototype level from our suppliers and whose availability on a large scale is not yet proven.

Our manufacturing processes use both off-the-shelf and custom-built equipment. Our equipment providers have had difficulty finalizing our order for certain custom-built machinery to be installed in our new facility. Based on our patented technology, the manufacturing concept we will employ in our facility is new and an important machine that we expected to have in 2009 has yet to be delivered. Delays delivering this machine by the supplier have postponed production at our manufacturing facility. As a result of this ongoing delay, we have reconfigured our production capabilities so that we are able to continue producing our tiles on a manual and semi-manual basis using existing equipment and partnering with subcontractors.  We expect that this machine will be delivered and tested during the second quarter of 2010 and that full scale automated production will commence soon thereafter.

 We are in ongoing discussions with strategic partners, including cell manufacturers, PV line manufacturers and special manufacturers to assist us with our new technology for module assembly.

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

Table of Content

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

Research and Development

Our research and development expense consists primarily of salary and personnel related costs and the cost of products, materials and outside services used in our research and development processes and product development activities. During the fiscal years ended December 31, 2009 and 2008, we spent $251,822 and $337,761, respectively, on research and development. We expect our research and development expense to increase in absolute terms in the future, especially during 2010, as we increase personnel and research and development activity at our new facility. We intend to devote a substantial amount of our future cash flows to research and development due to the new and evolving nature of the PV industry. Over time, we expect research and development expense to decline as a percentage of net sales and on a cost-per-watt basis as a result of economies of scale.

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

Government Regulation

Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. To nurture the development of solar electricity, many countries, most notably Germany, Italy, Spain, France, South Korea, Japan, Canada and the U.S., provide some level of subsidies in the form of feed-in tariffs, net metering programs, renewable portfolio standards, rebates, tax incentives and low interest loans.

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

Table of Content

Tax incentive programs exist in the U.S. at both the federal and state level, and can take the form of investment tax credits, accelerated depreciation and property tax exemptions. In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. In addition to adopting certain fiscal stimulus measures that could benefit on-grid solar electricity applications, ARRA created a new program, through the Department of the Treasury, which provides cash grants equal to 30% of the cost of the system for solar installations that are placed into service during 2009 and 2010 and for certain solar installations for which construction begins prior to December 31, 2010. This cash grant is available in lieu of receiving the 30% federal investment tax credit (ITC) that the US Congress extended for an eight year period in October 2008. The intent of this program was to ensure that investors who had historically supported renewable energy programs would not be constrained from investing in these transactions by tax losses they may have suffered during the recent credit crisis. Other measures adopted by ARRA include the following: (1) a Department of Energy loan guarantee program for renewable energy projects, renewable energy manufacturing facilities and electric power transmission projects and (2) a 50% bonus depreciation for solar installations placed in service during 2009. Various legislation has been proposed to extend and slightly modify the ITC incentives to continue to ensure short-term investor tax positions do not limit future investment in renewable energy projects. In addition, legislation is being proposed which could extend the bonus depreciation benefit for projects completed in 2010. However, enactment of the extension or enhancement of such incentives is highly uncertain.

In Europe, renewable energy targets, in conjunction with feed-in tariffs, have contributed to the growth in PV solar markets and several European countries facilitate low interest loans for PV systems, either through direct lending, credit enhancement or other programs.  We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy and, as a result, the continuation of such policies and level of support present the greatest uncertainties for our products. For example, Germany, the world's biggest solar market by installed capacity, has proposed a cut in solar feed-in tariffs by 15%, putting pressure on industry participants. Should Germany decide to cut its solar subsidies in the second quarter of 2010, this will make installations less attractive for the country's consumers, which could have a major impact on the solar PV market and adversely affect our growth prospects. Other countries, such as Italy and Greece, have established incentives to increase solar PV energy production, creating new opportunities for PV products, although there is no guarantee this will occur or that such incentives will be available to us.

Switzerland enacted a federal feed-in tariff subsidy effective May 2008. Due to overwhelming demand, final subsidy decisions by the relevant Swiss grid authority regarding remuneration for electricity generated by solar power installations have been delayed. As a result of this delay, most solar power producers in Switzerland, including our prospective and potential customers, are awaiting determination by the Swiss grid authority before undertaking new solar power installations in order to learn whether their respective installations will qualify for remuneration. While we expect that decisions will be made during 2010 and that we will have at least one large installation accepted by the Swiss grid, any additional significant delays could impact our projected growth plans.

Employees

As of December 31, 2009, we had five full-time employees, two of whom are engineers. We periodically hire consultants as independent contractors. As of December 31, 2009, we had two such consultants. We intend to hire approximately 10 additional employees upon the completion of our new manufacturing facility.

Corporate History

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

Available Information

Our principal executive offices are located at 129 Route de Saint-Julien, 1228 Plan-les-Ouates, Geneva, Switzerland, and our telephone number is +41.22.884.14.84. Our website address is www.sessolar.com. The content of our website is not part of this Annual Report on Form 10-K and should not be relied upon with respect thereto.

Table of Content

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

We have incurred losses during prior fiscal periods, including a loss from continuing operations of $1.2 million in 2009 and $1.8 million in 2008, and we have negative cash flows from operations.  During the period ended June 30, 2008, we recorded net income for the first time, although this was largely due to a one time gain from the sale of the Solar Plant on the roof of our manufacturing facility. Although we plan to enter into full scale commercial production of our products during Summer 2010, and have commenced production activities on a manual and semi-manual basis, we expect to incur additional losses until Summer 2011, when our automated production line will reach sufficient production capacity. Furthermore, we expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we continue to develop our manufacturing processes and our sales and distribution network, implement internal systems and infrastructure, and hire additional personnel. As we do not expect to become profitable until Summer 2011, we will be unable to satisfy our current obligations solely from cash generated from operations.

Because of our history of losses and our current financial condition, the report of our Independent Registered Public Accounting Firm includes an explanatory paragraph referring to substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this substantial doubt, as discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2009.  See also the “Liquidity and Capital Resources” section to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We will require significant additional financing to fund expansion of our operations, the availability of which cannot be assured, and if we are unable to obtain such financing, our business may fail.

To date, we have generated only limited revenue from the sale of solar tiles manufactured by us and third parties and the related engineering services required to design and install the same. We have depended on sales of our equity securities and debt financings to meet our cash requirements. Our ability to expand our operations and to develop our technologies will depend upon our ability to continue to generate revenue as well as to raise significant additional financing. If we are unable to obtain such financing, we will not have the liquidity necessary to develop our business. Specifically, we will need to raise additional funds to:

•	support our planned growth and carry out our business plan;
•	complete construction of our new manufacturing facility and purchase related equipment;

Table of Content

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

We have a significant amount of debt, and several loans that we have entered into have either matured or will soon be maturing.  If we are unable to successfully negotiate extensions of the maturity dates of these loans or if we are unable to repay them, then the parties with whom we have entered into these loans may declare us in default and opt to exercise certain security interests that we have granted them.

As of December 31, 2009, we had short-term loans totaling $16.3 million, of which $13.0 million had been used  to finance construction of our new manufacturing facility.  All of our existing loans have been entered into with the State Department of Energy Geneva (Switzerland) (“ScanE”) or with Banque Cantonale de Genève (“BCGE”).   Certain of these loans are secured by junior mortgages on our manufacturing facility or by shares of our common stock that we have agreed to hold in escrow.  One such loan with ScanE, dated November 3, 2003, in the amount of $911,810 matured on March 31, 2010.   Another loan with ScanE, dated July 1, 2009, in the amount of CHF5 million matured on November 7, 2009.  A CHF8.5 million construction credit loan that we entered into with BCGE, dated December 20, 2006, matures upon the completion of our manufacturing facility, but no later than December 31, 2008, and as a result, this loan has also matured.   Our business plan is predicated upon the successful completion of our manufacturing facility and the revenue that we expect to generate once we are able to produce our solar products at full capacity.  At the time that our manufacturing facility is completed, which we expect to occur in Summer 2010, we anticipate refinancing and consolidating all of our existing construction loans into a single long-term loan.  In the past, we have successfully negotiated with our existing lenders for the extension of additional credit to finance ongoing construction at our manufacturing facility as well as for extensions of the maturity dates of our construction related loans with them.  To this end, we are currently negotiating with ScanE to extend the maturity dates of our loans dated November 3, 2003 and July 1, 2009 until March 31, 2012 and July 1, 2010, respectively.  We are also negotiating with BCGE to postpone repayment of our loan dated December 20, 2006 until such time as our manufacturing facility is completed and our construction loans have been refinanced and consolidated.   See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.  If, however, we are not able to successfully negotiate maturity date extensions for these loans, we may be forced to repay them prior to our planned debt consolidation, and, if we are unable to make such repayment, ScanE and/or BCGE may decide to perfect their security interests in certain of our assets, including our manufacturing facility.

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

Table of Content

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

We have historically sold our custom manufacturing services to only a few customers. In the fiscal year ended December 31, 2009, planned sales levels have not been fully met and only limited revenue of $1,336,188 ($33,416 during 2008) was recognized. During this period, sales to our two largest customers accounted for approximately 80% and 17%, respectively,  of our total net sales. In the fiscal year ended December 31, 2008, sales to our two largest customers accounted for approximately 69% and 18%of our total net sales.  Although we continued to market our solar tiles and to quote our solar PV turn-key installations to prospects during the year ended December 31, 2009, we have been increasingly focused on completing our manufacturing facility and producing our solar products on a large scale and less on smaller custom installation projects. To the extent that we are able to successfully manufacture and sell our products on a large scale, we may still be exposed to the risks associated with reliance on one or a few major customers. The loss of one of these potential customers or their default in payment could significantly reduce our revenues and harm our operating results in the future. Moreover, our customer relationships to date have been developed over a relatively short period of time, and we cannot guarantee that we will continue to receive significant revenues from these customers over the long term.

Table of Content

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

At the end of 2009, the global PV industry consisted of more than 150 manufacturers of PV cells and solar modules. Within the PV industry, we face competition from crystalline silicon PV cell and solar module manufacturers, including Trina solar, Kyocera, Motech, QCells, Renewable Energy Corporation, Sanyo, Schott Solar, Sharp, Mitsubishi, SolarWorld, GE Energy, Sunpower, Photowatt, Isofoton and Suntech. We also face competition from thin film solar module manufacturers, including Antec, Alwitra, UNI-Solar, Kaneka, Mitsubishi Heavy Industries, Shell Solar, United Solar and several crystalline silicon manufacturers that are developing thin film technologies. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers, or their customers, several of which have already announced their intention to start production of PV cells, solar modules or turnkey production lines or have bought players in the PV industry. In addition to manufacturers of PV cells and solar modules, we face competition from companies developing solar tiles or equivalent, including Solar Century, Imerys, Atlantis and others. Most, if not all, of our competitors across each of these segments are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources than us. If we are unable to effectively compete for customers and suppliers, our financial condition and results of operations will suffer.

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

Christiane Erné, our interim Chief Executive Officer and a member of our board of directors, controls a substantial interest in us and therefore may control certain actions requiring a stockholder vote.

Christiane Erné, a member of our board of directors since 2006 and our interim Chief Executive Officer since 2009, beneficially owns 66% percent of our outstanding common stock. Christiane Erné is married to Daniel Erné, another of our directors. As a result, Christiane Erné and Daniel Erné will be able to determine the outcome of any decision upon which our stockholders vote.

Table of Content

All of our assets and all of our directors and officers reside outside of the United States, which means that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Delaware, our principal business office is located in Geneva, Switzerland. As such, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of the federal securities laws. In addition, all of our directors and officers reside outside the United States, and nearly all of the assets of these persons and us are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under United States bankruptcy laws, courts typically have jurisdiction over a debtor’s property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court’s jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Delaware company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

Currency translation and transaction risk may negatively affect our net sales, cost of sales and gross margins and could result in exchange losses.

Although our reporting currency is the U.S. dollar, we conduct our business and incur costs in Swiss francs (CHF). As a result, we are subject to currency translation and transaction risk. During the year ended December 31, 2009, all of our sales were made outside of the United States and denominated in Swiss francs (CHF). We expect substantially all of our sales to be outside of the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our revenues and cost of sales and could result in exchange gains or losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

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

Table of Content

ITEM 2. DESCRIPTION OF PROPERTY

Our principal office is located in Plan-les-Ouates, a suburb of Geneva, Switzerland.

We were granted leasehold rights to land in Plan-les-Ouates, for which we paid a reservation cost of CHF9,053 per quarter, and which we paid for the last eight quarters a total of CHF72,420. Rent for the entire 60-year term of the lease is CHF72,065  per year, commencing on July 1, 2006. We received authorization to build our manufacturing facility on the property from the State of Geneva on May 27, 2005, and we commenced construction of the facility in the second half of 2007.

We rented a 1,654 square meter building in Härkingen, Switzerland. The lease agreement was terminated on February 28, 2009. The global charge for the period January 1, 2009 to February 28, 2009 was CHF10,631 ($9,819).

We also rent a 154 square meter office space in Plan-les-Ouates from Cool SA pursuant to a lease agreement dated March 23, 2001 which was subsequently cancelled and replaced by a lease agreement dated February 20, 2002. The lease varies annually on the basis of the Swiss consumer index. For the fiscal year ended December 31, 2009, the cost was CHF54,084 ($49,953). The lease agreement was originally for a five-year term and is automatically renewed annually unless terminated with one year’s notice. The lease agreement was renewed in February 2009 on the same terms and conditions.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

[ITEM 4. THIS ITEM HAS BEEN REMOVED AND RESERVED.]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol “SESI.OB”. The following table sets forth the high and low bid prices per share of our common stock for the periods indicated.

	High	Low
2008
First Quarter	$1.20	$0.59
Second Quarter	0.74	0.59
Third Quarter	0.66	0.20
Fourth Quarter	0.35	0.10

2009
First Quarter	$0.45	$0.14
Second Quarter	0.35	0.14
Third Quarter	0.30	0.10
Fourth Quarter	0.23	0.023

The high and low prices in the table reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The source of the high and low bid information is the OTC Bulletin Board.

Stockholders

The approximate number of holders of record of our common stock as of January 21, 2010 was 22, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder). As of January 21, 2010, we had 72,984,168 shares of common stock outstanding.

Table of Content

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

Issuer Purchases of Equity Securities

There were no purchases by us of our common stock during the fourth quarter of the fiscal year ended December 31, 2009.

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

 We have developed and patented a new assembly technology for solar modules and solar tiles. Our business plan includes the completion of a new assembly line based on our proprietary technology, using a manufacturing facility in the suburbs of Geneva, Switzerland that is currently under construction to produce solar modules and solar tiles at a lower cost. We believe this new facility will enable us to produce solar photovoltaic (“PV”) modules that are larger than three square meters.

To implement our business plan, we will need to complete the design of the solar modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our plan is to complete the manufacturing facility and commence full scale production and sale of our new products between the second and the third quarters of 2010. Once our manufacturing capabilities are fully operational, we will have available a product line consisting of our SunTechTile® and SwissTile® solar tiles and, in the future, PV solar modules.

Table of Content

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

To date, we have generated only limited revenue from the sale of solar modules and solar tiles manufactured by us and third parties and the related engineering services required to design and install the same. Although we did generate revenue from the sale of PV electricity produced by our Solar Plant during the period from January 2008 to June 2008, we no longer generate such revenue, as we sold the Solar Plant to a third party in June 2008.

We have also experienced operating losses from our early stage operations, which have involved developing and testing our new solar panel technology and commencement of the sales and distribution portions of our business by selling custom solar modules and solar tiles using an early stage technology.  We anticipate incurring additional operating losses until Summer 2011 as we complete the development, testing, prototypes and licensing of our new products and reach full production capacity. Our research and development costs and the costs incurred in manufacturing prototypes have been expensed to date.

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

However, in the near term there are significant competitive concerns with solar energy. As the cost of producing electricity from grid connected PV installations is higher than the current cost of electricity from fossil or nuclear plants, the PV market relies heavily on government subsidies and regulation concerning independent power producers. These regulations favor PV electricity in some, but not all, countries. Existing regulations are subject to change due to local political factors affecting the energy market, especially in Europe, where the process has been ongoing for 10 years. The major PV market in Europe is Germany, where the EEG law governs. We expect France will play an increasing role in the future due to current law. Other countries, including Italy, Spain and Greece, have similar but less favorable laws. The PV market is heavily dependent on public policies and, as a result, such policies present the greatest uncertainties for our products. Reductions of the feed-in tariff in Germany by 8% per year could affect our sales. Spain decreased its subsidies by 75% during 2008. Without continued and/or enhanced governmental support in the form of favorable laws and subsidies, the projected growth of the PV market will not exist, which could hurt our results of operations.

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

 Despite the significant growth of the PV market over the past several years, solar electricity still represents only a small fraction of the supply of electricity. So long as governments and the market are focused on the ability of manufacturers to develop new technologies that reduce the cost of solar electricity, we believe that the demand for solar energy products will continue to grow significantly. This growth projection is based on continued governmental support, on the success of such manufacturing efforts to reduce the gap between the cost of solar electricity and more conventional and established methods of generating electricity, and on other developments affecting the world energy markets. In addition to the uncertainties associated with government subsidies and these other factors, it is also possible that breakthrough technologies might emerge in other areas that will reduce demand for new solar energy products. Furthermore, even within the solar energy sector, it is possible that developments in thin films or nanoscience could reduce the cost of PV cells or that future shortages in the supply of polysilicon, an essential raw material in the production of our PV cells, could impact our proposed new products and adversely affect our plan of operation.

We are in ongoing discussions with strategic partners, including cell manufacturers, PV line manufacturers and special machine manufacturers to assist us with our new technology for module assembly. We are also progressing with the final stages of construction at our new manufacturing facility, which is expected to be completed during Summer 2010.

Table of Content

During the fiscal year ending December 31, 2009, we incurred capital expenditures of $2.8 million to construct our new manufacturing facility. We also continued sales of our custom solar panels and solar tiles to customers during the fiscal year ending December 31, 2009, generating revenue of $1.3 million and a net loss of approximately $1.2 million.

 Based on current and planned custom installation projects that will be completed during fiscal year 2010, we believe that our cash flows used in operating activities for the remainder of fiscal year 2010 will be greater than our cash flows used in operating activities during 2009. In light of these operating activities, we believe that our operating expenses in fiscal year 2010 will be approximately $2 million, which we anticipate financing through revenue generated from operating income and with available cash and credit facilities. Management anticipates total capital expenditures of approximately $20 million for the new manufacturing facility, of which we have already financed $18.4 million, and $2 million for the assembly lines and related machinery, of which we have already financed $385,795. Depending on our production requirements, we may also require up to an additional $11 million during the next 12 months to finance the purchase of raw materials to be used in the production of 2MW of solar tiles. We anticipate financing the remaining capital expenditures on the manufacturing facility and assembly lines using available cash, loans and lines of credit, as well as a planned debt consolidation and refinancing of the construction loans owed on the facility. We will also require additional financing in order to purchase raw materials and expand our operations once our manufacturing facility is fully operational. We do not presently have any definitive agreements in place to secure any such financings or debt consolidation.

We expect to continue to experience losses from operations until we can generate significant revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long-term in order to continue as a going concern. See “Liquidity and Capital Resources.”

Selected Financial Data

Balance Sheet

	December 31,
	2009	2008
	($)
Total current assets	4,309,110	2,958,153
Total long-term assets	19,091,047	13,999,944
Total current liabilities	20,369,171	11,881,948
Total long-term liabilities	1,080,966	1,800,802
Total liabilities and stockholders’ equity	23,400,157	16,958,097

Statement of Operations

	Year ended December 31,
	2009	2008
	($)
Total revenues	1,336,188	33,416
Total cost of goods sold (exclusive of depreciation shown separately below)	(907,664)	(5,417)
Depreciation and amortization	66,208	75,516
General and administrative expenses	1,621,987	1,922,075
Interest expense	(40,275)	(155,133)
Interest Income and other	0	45,838
Foreign exchange gain	84,789	272,577
Total other income (expense)	44,514	163,282
Taxes	—	—
Income (loss) from continuing operations	(1,215,157)	(1,806,310)
Income (loss) from discontinued operations	0	1,331,856
Net (loss)/profit	(1,215,157)	(474,454)
Other comprehensive income/loss: translation adjustment	(86,613)	(207,558)
Comprehensive loss	(1,301,770)	(682,012)

Table of Content

RESULTS OF OPERATIONS - COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2009 AND 2008

Net Loss

Our net loss for the year ended December 31, 2009 was $1,215,157 compared to a net loss of $474,454 for the year ended December 31, 2008. The increase in net loss during the year ended December 31, 2009 compared to 2008 is due largely to the fact that we generated income from discontinued operations of $1,331,856 during 2008, which included a gain of $1,185,704 from the sale of our Solar Plant in June 2008, compared to income of $0 for the year ended December 31, 2009 from this discontinued activity.  Notwithstanding the significant increase in revenue generated during the 12 months ended December 31, 2009 compared to 2008, our net loss for the year ended December 31, 2009 was also impacted by an increase in personnel cost to develop the activities of our subsidiaries ($81,720), a reduction by $187,788 in foreign exchange gain due to a decrease in the exchange rate of the US dollar against the Swiss franc and reduction in interest income of $45,838, partially offset by a reduction in interest expense of $114,858.

Revenue and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore only when projects are completed. Total revenue for the year ended December 31, 2009 was $1,336,188, which represents an increase of $1,302,772 compared with total revenue of $33,416 for the year ended December 31, 2008.

Cost of goods sold for the year ended December 31, 2009 was $907,664, which represents an increase of $902,247 compared to cost of goods sold of $5,417 for the year ended December 31, 2008. The increase in cost of goods sold is entirely attributable to the projects completed during 2009. Cost of goods sold for the year ended December 31, 2009 was approximately 68% of total revenues compared with approximately 16% of total revenues for the year ended December 31, 2008.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2009 were $1,688,195 compared to $1,997,591 for the twelve months ended December 31, 2008, which represents a 16% decrease. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our operating expenses. We expect that as we continue to implement our business plan these expenses will increase accordingly.

Personnel expenses for the twelve months ended December 31, 2009 were $613,759 compared to $532,039 for the twelve months ended December 31, 2008. The increase is due to increase in personnel costs to develop the activities of our new manufacturing facility.

Rent and lease expenses decreased $53,233 for the twelve months ended December 31, 2009 due to the termination of the lease in Härkingen during the first quarter of 2009, as discussed in Note 12 to the accompanying financial statements.

Research and development expenses decreased $85,939 for the twelve months ended December 31, 2009 due to consulting fees incurred in 2008 related to development of our production line and products that were not incurred during 2009.

Other general and administrative expenses decreased $223,839 for the twelve months ended December 31, 2009 mainly due to consulting fees of $577,848 incurred during the twelve months ended December 31, 2008 compared to $299,376 incurred during the same period in 2009.

Other Income (Expense)

Interest expense decreased to $40,275 for the twelve months ended December 31, 2009 compared to $155,133 for the twelve months ended December 31, 2008. For the twelve months ended December 31, 2008, we have incurred interest expense of $66,014 due to a credit line with UBS Bank, which we cancelled during 2008, and interest expense of $52,397 in connection with financing of the Solar Plant.

Interest income for the year ended December 31, 2009 was $0 compared to $45,838 for the year ended December 31, 2008. The interest income earned in the year ended December 31, 2008 was received from time deposits.

Foreign exchange gain for the year ended December 31, 2009 was $84,789 compared to $272,577 for the year ended December 31, 2008. We conduct our business and incur substantially all of our costs in Swiss francs (CHF).  The reduction in foreign exchange gain is due primarily to the decrease in the exchange rate of the US dollar, which is the company’s reporting currency, against the Swiss franc.  See Note 3 to the accompanying financial statements.

Table of Content

Net Income (Loss) from Discontinued Operations, net of tax

The Solar Plant had been operational since the end of 2007.  For the twelve months ended December 31, 2009, we generated no revenue and incurred no expenses from the Solar Plant, as it was sold in June 2008.  For the twelve months period ended December 31, 2008, this discontinued activity generated income of $1,331,856 (gain on disposal of $1,185,704, revenue of $247,730 and expenses of $101,578).

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including research and development, personnel, consulting, accounting and legal costs, and accounts payable.

As of December 31, 2009, we had negative working capital of $16,060,061 compared with negative working capital of $8,923,795 as of December 31, 2008, and our cash and cash equivalents decreased to $311,372 as of December 31, 2009 compared to $765,694 as of December 31, 2008. This increase in negative working capital is the result of advance financing for work in progress together with continuing financing of our new manufacturing facility. We believe that our negative working capital situation is temporary, as we expect in the near term to restructure our construction financing arrangements into longer term loans with more favorable terms.

As of December 31, 2009, we had accounts payable of $3,452,094 compared to $526,168 as of December 31, 2008. This large increase is primarily the result of amounts owed to creditors for construction costs related to our manufacturing facility ($1,798,419) and our work in progress ($1,191,453).

At December 31, 2009, we had short-term debt in the amount of $16,345,611 compared to $9,907,190 as of December 31, 2008, which increase is the result largely of additional borrowings during the year ended 2009 to finance ongoing projects, as discussed below.

We currently have several loans outstanding with the Geneva (Switzerland) State Department of Energy (“ScanE”) and with Banque Cantonale de Genève (“BCGE”).

ScanE Loans

On November 3, 2003, we entered into a loan with ScanE in the amount of up to $911,810. The loan bears interest at 4%. As of December 31, 2009, this loan carried a principal balance of CHF969,470 ($933,987).  In connection with entry into this loan, we agreed to escrow 10,000,000 shares of our common stock issued to certain of our stockholders to secure its repayment.  See Part III –Item 13. “Certain Relationships and Related Transactions.”  Although this loan matured on March 31, 2010, we are in current discussions with ScanE to extend the maturity date until March 31, 2012.

On January 21, 2004, ScanE granted us a credit facility of CHF1.0 million to finance the construction of our new manufacturing facility. Release of the proceeds from this credit facility was contingent upon satisfaction of certain conditions, which were achieved as of November 13, 2007. As of January 8, 2008, we had utilized the full amount of this loan, which has a fixed annual interest rate of 4%. The loan has a duration of  20 years and is secured by a mortgage certificate of CHF1.0 million on the manufacturing facility. The loan is paid in 20-equal annual installments of CHF73,581, which amount includes principal and interest. As of December 31, 2009, the principal balance on this loan was $931,047, thereof $68,640 is reflected as short-term loan and $862,407 as long-term loan, respectively.

On October 27, 2008, we signed a six month credit facility for CHF5.0 million with ScanE to finance improvements on the manufacturing facility. The loan is secured by a fourth ranked mortgage on the facility.  On July 1, 2009, we entered into an amendment to the credit facility pursuant to which ScanE agreed to extend the maturity date to November 7, 2009 and to reduce the  interest rate from 4% to 3% per annum, commencing May 7, 2009.  We are currently in negotiations with ScanE to further extend the maturity date of this loan until July 2010. As of December 31, 2009, the full amount of the loan had been used to finance ongoing construction at the facility.

BCGE Loans

Our wholly owned subsidiary, SES Switzerland, entered into a Construction Credit Agreement with BCGE, dated December 20, 2006, in the amount of CHF4.8 million to finance construction of the manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million. Pursuant to the amended agreement, the full amount of the loan must be drawn down by the date construction is completed on the manufacturing facility, but in any event, no later than December 31, 2008. Because construction is still ongoing, we are in negotiations with BCGE to postpone repayment of this loan until July 2010, at which time we anticipate being able to refinance and consolidate this and our other construction-related credit agreements into a single long-term loan.  As of December 31, 2009, we had used CHF8,538,300 ($8,225,799) of the loan. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9.0 million on the manufacturing facility.

Table of Content

On July 22, 2009, we entered into a loan agreement with BCGE for CHF29,430 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF871, which amount includes principal and interest of 4.54%. The first installment was paid in August 2009, and as of December 31, 2009, the principal balance had been reduced to approximately $25,401, thereof $9,902 is reflected as short term loan.

On August 13, 2009, we entered into a loan agreement with BCGE for CHF245,557 to finance the certification of our SwissTile® product. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF7,188, which amount includes principal and interest of 3.8%. The first installment was paid in September 2009, and as of December 31, 2009, the principal balance had been reduced to approximately $217,946, thereof $82,740 is reflected as short term loan.

On September 15, 2009, we entered into a separate loan agreement with BCGE for CHF86,200 to finance certain production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF2,520 (approximately $2,428), which amount includes principal and interest of 3.72%. The first installment was paid in October 2009, and as of December 31, 2009, the principal balance had been reduced to approximately $78,689, thereof $28,969 is reflected as short term loan.

On September 18, 2009, we entered into a construction loan with BCGE for up to CHF3.0 million to finance the construction of a new solar power plant, which will be sold to a third party upon completion.  The loan matures on June 30, 2010 and bears interest at a rate of 5.75% per annum.  The loan, which is secured by, among other things, the proceeds from the sale of the new solar power plant, may only be used to finance the stated project. As of December 31, 2009, we had used CHF2,250,990 ($2,168,604) of the proceeds, which amount is reflected as short term loan.

On October 7, 2009, we entered into a loan agreement with BCGE for CHF29,947 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF885, which amount includes principal and interest of 4.48%. The first installment was paid in November 2009, and as of December 31, 2009, the principal balance had been reduced to approximately $28,103, thereof $9,970 is reflected as short term loan.

Our ability to meet our financial commitments in the near term will be primarily dependent upon revenue from the future sale of our manufactured solar modules and from the continued sale of our solar tiles and the related engineering services required to design and install the same as well as from the continued extension of credit from existing or new lenders and the successful implementation of our planned debt consolidation and refinancing of our existing construction loans.

We are is in ongoing negotiations with lenders to refinance all of our existing construction credit facilities relating to our manufacturing facility, with the objective being to consolidate all such credit facilities under a single loan guaranteed by a mortgage on the building. As part of these negotiations, we must demonstrate that the rental income from a portion of the facility will be adequate to secure interests on this single consolidated loan. Based on current market rates, we must rent 50% of the facility to secure the refinancing. We are currently in negotiations with several interested third parties to rent part of the facility, and therefore we believe we will be able to refinance our existing credit facilities under a single consolidated loan within the next six months.

 If we are unable to secure additional financing and successfully implement our planned debt consolidation and refinancing of our existing construction loans, management does not believe that our cash and cash equivalents, cash provided by operating activities, and the cash available from existing loans and lines of credit will be sufficient to meet our working capital requirements for the next twelve months, and we will not be able to continue as a going concern.  Due to our current financial situation and history of losses, there is substantial doubt about our ability to continue as a going concern, as discussed in Note 2 to our financial statements for the year ended December 31, 2009.  If our future revenues do not increase significantly to a level sufficient to cover our net losses, we will continue to need to raise additional funds to expand our operations. In addition, we may need to raise funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. We may not be able to find financing on acceptable terms or at all.

Operating Activities

Net cash used in operating activities was $2,620,340 for the year ended December 31, 2009 compared to $1,330,884 of net cash used in operating activities for the year ended December 31, 2008.  Work in progress/billings in excess of cost and estimated earnings increased to $2,560,399 due to ongoing projects. Inventory of our SwissTile® product decreased to $113,497 due to completion of projects during the period.

Table of Content

Net cash provided by discontinued operating activities was $247,730 for year ended December 31, 2008 and reflects the net income from discontinued operations of $1,331,856, adjusted for depreciation on the Solar Plant of $101,578 and a gain on the sale of the Solar Plant of $1,185,704.  There was no cash used in or provided by discontinued operating activities for the year ended December 31, 2009.

Investing Activities

Net cash used in continuing investing activities was $2,829,759 during the year ended December 31, 2009 as compared to $11,047,735 used in investing activities during the year ended December 31, 2008.  Net cash used in investing activities was $5,982,275 during the year ended December 31, 2008, and was mostly due to investments for the construction of the manufacturing plant of $11,047,735 and the proceeds from the sale of the Solar Plant of $5,065,460.  The decrease in investing activities during the year ended December 31, 2009 is mostly due to reduced investments for the construction of our manufacturing plant. Net cash used in continuing activities is comprised of the use of cash to pay creditors for the construction of the building and the future plant in the amount of $2,829,759 and advances on machinery of $108,748.

Management anticipates total capital expenditures of approximately $20 million for the new manufacturing facility of which we have already financed $18.4 million, and $2 million for the assembly lines and related machinery, of which we have already financed $385,795.  In addition, and depending on our production requirements, we may require during the next 12 months up to an additional $11 million to finance the purchase of raw materials to be used in the production of 2 MWs of solar tiles.

 Financing Activities

Net cash provided by continuing financing activities was $5,268,252 for the year ended December 31, 2009 compared to financing activities which provided cash of $5,030,987 for the year ended December 31, 2008.  The new financing activity is due to bank loans received from BCGE and ScanE for $5,317,387.  During the year ended December 31, 2009, we used $23,557 of available cash to repurchase 97,000 shares of our common stock in open market transactions. We also used $25,578 to pay down certain loans relating to equipment production and certification.

There was no cash used in or provided by discontinued financing activities for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

At December 31, 2009, we had an outstanding purchase order of EUR448,600 ($632,988) for the future construction of a new machine to be used in the new plant for solar module production. We made an advance payment of EUR269,160 for the purchase of this machine. The balance due will be paid upon delivery of the machine.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the Notes to our Consolidated Financial Statements included in this Form 10-K for the fiscal year ended December 31, 2009. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements. The Consolidated Financial Statements include the accounts of SES USA and its wholly owned subsidiaries, SES Switzerland and SES Prod. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Table of Content

Foreign Currency Translation

The reporting currency of SES USA is the U.S. dollar ($) whereas the functional currency SES Switzerland and SES Prod is the Swiss Franc (CHF). The financial statements of SES Switzerland and SES Prod are translated to U.S. dollar equivalents under the current method in accordance with FASB ASC 830, “Foreign Currency Matters” (prior authoritative literature: SFAS No. 52, “Foreign Currency Translation”).  Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from inter-company receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

Cash Equivalents

We consider cash and all highly liquid securities with an original maturity of three months or less to be cash equivalents.

Receivables and Credit Policies

Our accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and our stability as it relates to our current customer base.  We recorded no bad debt expense during the years ended December 31, 2009 and 2008 for trade receivables.

Product Inventory

Our product inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is accounted for at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

We account for long-lived assets in accordance with the provisions of FASB ASC 360, "Property, Plant and Equipment" (prior authoritative literature: SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”). The statement requires the company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

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

Revenue Recognition

We recognize revenue in accordance with FASB ASC 605, "Revenue Recognition" (prior authoritative literature: SAB 104, “Revenue Recognition”), which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collection is reasonably assured.

Table of Content

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

For the years ended 2009 and 2008, the company had no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at year end are expected to be collected in 2010.

Between January 2008 and June 2008, the company recognized sales of PV electricity produced by solar modules on the roof (“Solar Plant”) of its new manufacturing facility to a local electricity provider in Geneva. Revenue from such sales were recognized monthly based on the amount of electricity produced. As further explained below, such revenue has ceased due to the sale of the Solar Plant as of June 30, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our Swiss operations accounted for 100% of our sales in fiscal years 2009 and 2008. In such periods, all of our international sales were denominated in Swiss francs (CHF).

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our outstanding loan obligations and any possible construction loan. If the interest rate ultimately fixed by our bankers for the construction loan financing is higher than we currently anticipate this will increase the cash used for operating activities.

ITEM 8. FINANCIAL STATEMENTS

The full text of our audited Consolidated Financial Statements for the years ended December 31, 2009 and December 31, 2008 begins on page F-1 of this Annual Report on Form 10-K.

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

Table of Content

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is as of the fiscal year ended December 31, 2009. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS ANDCORPORATE GOVERNANCE

Our directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position with our Company	Age	Date First Elected or Appointed

Christiane Erné	Interim Chief Executive Officer and Director	56	September 27, 2006

Sandrine Crisafulli	Chief Financial Officer and Chief Operating Officer	51	September 14, 2006

Daniel Erné	Director	54	September 27, 2006

Christiane Erné

Ms. Erné currently serves as our interim Chief Executive Officer, a position she has held since April 2009, and as a member of our board of directors since September 2006.  Ms. Erné also serves on the board of directors of our wholly owned subsidiary, SES Switzerland.  Since 2001, Ms. Erné has been active in the development of renewable energies and associated technologies through SES Switzerland.  From 1981 to 1984, Ms. Erné worked in public relations and then as hotel director for Societe d’Exploitation et Gestion Hoteliere. Ms. Erné received a diploma in economics from the University of Geneva in 1974.  Ms. Erné’s experience in the development of renewable energies and related technologies makes her an ideal member on our board, and her extensive management and leadership background serves us well in her capacity as interim Chief Executive Officer.

Table of Content

Daniel Erné

Mr. Erné has served as a member of our board of directors since 2006 and as a director of our wholly owned subsidiary, SES Switzerland, since October 2006.  Mr. Erné has over 25 years of experience in international trade, having worked as a consultant for the Conseil Général of the Haute Savoie Department, France; Breitling, a Swiss watch manufacturing company; BMS Automotives Ltd., a United Kingdom design, engineering and turnkey supplier of automotive manufacturing plants and a car import company; Casino Ruhl, a French casino; and several hotel groups. In addition, Mr. Erné manages several different private car, retail, security and hotel companies in France and acts as a consultant to companies engaged in international trade, including Securiguard since 2000. Mr. Erné’s prior consulting engagements include Daniel.L (1980-1992), a restructuring and new market developments company and Delta Automobiles (1992-1999), a car retailer and a solar car development company.  As a long standing member of our board of directors, Mr. Erné’s breadth of consulting, managerial, financial and international trade experience assures that we have the leadership skills necessary to guide us through our development stage activities and to bring our business model and strategy to fruition.

Sandrine Crisafulli

Ms. Crisafulli has been our Chief Financial Officer and Chief Operating Officer since 2006.  Prior to the formation of SES USA, Ms. Crisafulli also served as chief financial officer and chief operating officer of SES Switzerland, since 2001.  From 1995 to 2001, she served as administrative director and finance chief officer at N.E. Achille, a retail company.  Ms. Crisafulli received a certificate of commerce in commercial studies from Lemania College in Lausanne, Switzerland.  Given her extensive background in financial and administrative management, Ms. Crisafulli is ideally situated to oversee our company’s financial and operational matters.

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

Table of Content

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

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information regarding the compensation of our executive officers for services rendered in all capacities to us for the years ended December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal Position		Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($) (1)

Christiane Erné,		2009	—	—	—	—	—
Interim Chief Executive Officer		2008	—	—	—	—	—

Sandrine Crisafulli,
Chief Financial Officer and		2009	138,543	—	—	—	138,543
Chief Operating Officer		2008	138,966	—	—	—	138,966

Jean-Christophe Hadorn,	(2)
Former Chief Executive Officer		2009	—	—	—	0	0
		2008	—	—	—	87,739	87,739

(1)
Amounts paid in Swiss francs (CHF). The dollar figures reflected in the table were calculated using the average exchange rate in effect for the fiscal year 2009 (CHF 1.08270). The dollar figures for 2008 were calculated using the exchange rate of CHF 1.07940 as per Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2008.

(2)
We had a one-year consulting agreement with Base Consulting pursuant to which Base Consulting provided us with strategic, managerial, marketing and business development leadership. The services provided by Base Consulting were performed by Mr. Hadorn, our former chief executive officer. Other than pursuant to this consulting agreement, we did not compensate Mr. Hadorn in his capacity as chief executive officer. Mr. Hadorn resigned as chief executive officer effective April 2, 2009, and no compensation was made or is due to Mr. Hadorn for 2009 through the date of his resignation.

 Stock Option Plan

We do not have a stock option plan in favor of any director, officer, consultant or employee.

Stock Options/Stock Awards

We have not granted any options or stock awards.

Director Compensation

We did not pay fees or other cash compensation for services rendered by our directors during the fiscal years ended December 31, 2009 or 2008.  We have no current plans to compensate our directors in their capacities as such in the future. We do reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Employment Agreements

We entered into an employment agreement with Sandrine Crisafulli dated September 14, 2006. Pursuant to the terms of the agreement, Ms. Crisafulli receives an annual salary of $138,543. The term of the agreement is five (5) years. If Ms. Crisafulli’s employment is terminated without cause, we are obligated to pay her an amount equal to two years’ salary for each completed three years of service.

Table of Content

SES Switzerland entered into an employment agreement with Daniel Erné dated October 3, 2006. Pursuant to this agreement, Mr. Erné assists with our day-to-day managerial and operating activities, including serving as a consultant with respect to financing opportunities, budgetary matters, and oversight of construction on our new manufacturing facility. Mr. Erné receives an annual salary of $120,071 in consideration for these services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information regarding our common stock beneficially owned as of January 21, 2010 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)

Christiane Erné	48,286,817		66.2%

Daniel Erné	48,286,817	(2)	66.2%

Sandrine Crisafulli	—		—%

SG Private Banking (Suisse) S.A. Avenue de Rumine 20 Case Postale 220 Ch-1001 Lausanne, Switzerland	5,193,057		7.1%

Directors and Executive Officers as a Group (3 persons)	48,286,817		66.2%

(1)
Based on 72,984,168 shares of common stock outstanding as January 21, 2010. Except as otherwise indicated, we believe that the owners of the common stock listed above have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Daniel Erné is the husband of Christiane Erné and therefore may be deemed to beneficially own the shares held by his wife. Mr. Erné expressly disclaims ownership over these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreements

For a description of the employment agreements between us and certain of our executive officers and directors, please see the descriptions included in Part III – Item 11. Executive Compensation under the heading “Employment Agreements.”

Table of Content

Long Term Escrow Agreement

In connection with the closing of the share exchange agreement with SES Switzerland and the stockholders thereof whereby we agreed to acquire SES Switzerland, we entered into the Long Term Escrow Agreement, dated September 1, 2006, with Christiane Erné, Jean-Christophe Hadorn (our former CEO and director), and Claudia Rey. Pursuant to the terms of the Long Term Escrow Agreement, we agreed to escrow certain shares of common stock issued to Ms. Erné, Mr. Hadorn, and Ms. Rey until September 27, 2008, the second anniversary of the closing of the share exchange agreement. As of September 27, 2008, these shares have been released from escrow and refunded to the named stockholders.  In connection with the closing of the share exchange agreement, we also agreed to escrow 10,000,000 shares of common stock issued to Ms. Erné (9,000,000 shares), Mr. Hadorn (500,000 shares) and Ms. Rey (500,000 shares) in order to secure partial repayment of our loan dated November 3, 2003 with ScanE, which shares remain in escrow under the Long Term Escrow Agreement.

 Consulting Agreement with Flannel Management

SES Switzerland has a consulting agreement with Flannel Management dated October 1, 2006. Flannel Management receives a monthly consulting fee of $18,472, calculated based on the exchange rate of CHF 1.08270 as in effect on December 31, 2009. The contract is for a guaranteed 10-year term and, if earlier terminated, we must pay the consulting fee for the full term. Flannel Management’s consulting services are rendered by Philippe Crisafulli, the husband of Sandrine Crisafulli, our Chief Operating Officer and Chief Financial Officer. Pursuant to this agreement, Flannel Management, through Mr. Crisafulli, provides us with the research and development, production, manufacturing and operational support necessary to bring our new manufacturing facility and solar products into production. During the fiscal years ended December 31, 2009 and 2008, we paid to Flannel Management $221,668 and  $222,346, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants BDO Ltd. for the audits of our financial statements included in Forms 8-K and 10-Q and for the financial statements included in our Annual Report on Form 10-K as well as services related to responding to SEC comment letters on our Forms 8-K and 10-Q were approximately $103,445 for the year ended December 31, 2009 and $144,763 for the year ended December 31, 2008. BDO Ltd. did not perform any audit work for 2005 before the reverse merger in 2006.

Audit-Related Fees

The aggregate fees billed for assurance and related services by our principal accountants, BDO Ltd., that are reasonably related to the performance of the audit and review of the company’s financial statements were $0 and $0 for 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning and other products and services by our principal accountants, BDO Ltd., were $0 and $0 for 2009 and 2008, respectively.

All Other Fees

BDO Ltd. has not rendered any professional services other than those covered in the Sections captioned “Audit Fees”, “Audit-Related Fees” and “Tax Fees” for the company’s 2009 and 2008 fiscal years, respectively.

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

Table of Content

ITEM 15. EXHIBITS

Exhibits

Copies of the following documents are included as exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
2.1
Share Exchange Agreement dated August 31, 2006, among our company, Société d’Energie Solaire and the shareholders of Société d’Energie Solaire (incorporated by reference from our Form 8-K filed on September 1, 2006).

3.1	Articles of Incorporation (incorporated by reference from our Schedule 14C filed on March 11, 2004).

3.2	Bylaws (incorporated by reference from Schedule 14C filed on March 11, 2004).

3.3	Certificate of Ownership (incorporated by reference from our Form 8-K filed on June 21, 2006).

3.4	Certificate of Ownership (incorporated by reference from our Form 8-K filed on August 25, 2006).

10.1
Long-Term Escrow Agreement dated September 1, 2006, among SES Solar Inc., Christiane Erné, Jean- Christophe Hadorn, Claudia Rey and Clark Wilson LLP (incorporated by reference from our Form 8-K filed on October 4, 2006).

10.2	Employment Agreement dated September 14, 2006 between Société d’Energie Solaire S.A. and Sandrine Crisafulli (incorporated by reference from our Form 8-K filed on October 4, 2006).

10.3
Consultancy Agreement dated October 3, 2006, as amended February 16, 2007, between Daniel Erné and SES Société d’Energie Solaire S.A. (incorporated by reference from our registration statement Form SB-2 filed on November 9, 2007)

10.4	Convention (Voting Trust Agreement) dated September 12, 2005 between Christiane Erné and Claudia Rey (incorporated by reference from our Form 8-K/A filed on November 16, 2006).

10.5	Convention (Voting Trust Agreement) dated February 22, 2006 between Christiane Erné and Jean-Christophe Hadorn (incorporated by reference from our Form 8-K/A filed on November 16, 2006).

10.6	Assignment of Rights Agreement dated August 31, 2006 between SES Société d’Energie Solaire S.A. and Jean-Christophe Hadorn (incorporated by reference from our Form 8-K/A filed on November 16, 2006)

10.7	Assignment of Rights Agreement dated August 31, 2006 between SES Société d’Energie Solaire S.A. and Olivier Ouzilou (incorporated by reference from our Form 8-K/A filed on November 16, 2006)

10.8	Assignment of Rights Agreement dated August 31, 2006 between SES Société d’Energie Solaire S.A. and Sandrine Crisafulli (incorporated by reference from our Form 8-K/A filed on November 16, 2006).

10.9
Assignment of Rights Agreement dated September 15, 2006 between SES Société d’Energie Solaire S.A. and Sylvere Leu (incorporated by reference from our Current Report on Form 8-K/A filed on November 16, 2006).

10.10
Construction Credit Agreement dated December 30, 2006 between SES Société d’Energie Solaire S.A. and Banque Cantonale de Genève (incorporated by reference from our Annual Report on Form 10-KSB filed on May 16, 2007).

Table of Content

10.11
Amendment dated November 13, 2007 to Construction Credit Agreement, dated December 20, 2006, between SES Société d’Energie Solaire S.A. and Banque Cantonale de Genève (incorporated by reference from our Current Report on Form 8-K filed on November 16, 2007).

10.12
Form of Share Purchase Warrants and Warrant Agreement between SES Solar Inc. and Lansing Securities Corp. (incorporated by reference from our registration statement on Form SB-2 filed on December 21, 2007).

10.13
Consulting Agreement dated October 1, 2006 between SES Société d’Energie Solaire S.A. and Flannel Management Sàrl (incorporated by reference from our Annual Report on Form 10-KSB filed on March 26, 2007).

10.14
Credit Facility, dated October 27, 2008, between SES Solar Inc. and the Geneva (Switzerland) State Department of Energy of  Energy (incorporated by reference from our Annual Report on Form 10-K filed on March 31, 2009).

10.15	Amended Credit Facility between SES Solar Inc. and the Geneva (Switzerland) State Department of Energy of Energy (incorporated by reference from our Current Report on Form 8-K filed on July 6, 2009).

10.16
Construction Loan Agreement, dated September 18, 2009, between SES Solar Inc. and Banque Cantonale de Genève (incorporated by reference from our Quarterly Report on Form 10-Q filed on November 20, 2009).†

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

Table of Content
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SES SOLAR INC.

Date: April 13, 2010	By:	/s/ Christiane Erne
Christiane Erne Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christiane Erne and Sandrine Crisafulli as their true and lawful attorney-in-fact and agent, with the full power of substitution for them, and in his or her name and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Christiane Erne
Christiane Erne	Interim Chief Executive Officer and Director	April 13, 2010
(Principal Executive Officer)

/s/ Sandrine Crisafulli
Sandrine Crisafulli	Chief Financial Officer	April 13, 2010
(Principal Accounting Officer)

/s/ Daniel Erné
Daniel Erné	Director	April 13, 2010

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SES Solar Inc.

We have audited the accompanying consolidated balance sheets of SES Solar Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive losses, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SES Solar Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Zurich, April 13, 2010

BDO Ltd.

/s/ Andreas Wyss	/s/	Oliver Berchtold
Andreas Wyss	Oliver Berchtold
Auditor in Charge

Swiss Certified Accountant / CPA	Swiss Certified Accountant

Table of Content

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in $, except per share amounts)
		December 31st 2009	December 31st 2008
ASSETS (in $)
Current Assets:
Cash and cash equivalents	6	311,372	765,694
Receivables, net of allowance for doubtful accounts of $ 0 for the years ended 2009 and 2008.	7	12,205	12,001
Due from related party	21	92,112	90,573
Inventory	8	457,570	1,665,699
Work in progress	11	3,131,865	0
Other current assets		303,986	424,186
Total current assets		4,309,110	2,958,153

Long-Term Assets:
Advance payments for machinery	12	385,795	379,446
Advance payments for certification		113,432	0
Total other long-term assets		499,227	379,446
Property, Plant and Equipment, at cost,		646,177	600,389
Building construction		18,429,669	13,449,460
Less accumulated depreciation and amortization		(484,026)	(429,351)
Total fixed assets	9	18,591,820	13,620,498
Total long-term assets		19,091,047	13,999,944

Total Assets		23,400,157	16,958,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loan	10	3,234,172	0
Construction loan	10	13,111,439	9,907,190
Accounts payable		3,452,094	526,168
Billings in excess of cost and estimated earnings	11	571,466	1,448,590
Total current liabilities		20,369,171	11,881,948
Long-Term Liabilities:
Loan payable	10	218,559	918,389
Construction loan	10	862,407	882,413
Total long-term liabilities		1,080,966	1,800,802
Stockholders’ Equity:	15
Common stock, $0.001 par value; 100,000,000 shares authorized; 73,081,168 shares issued and 72,984,168 outstanding (73,081,168 shares issued and outstanding as of December 31, 2008)		73,081	73,081
Additional paid in Capital		8,050,093	8,050,093
Accumulated other comprehensive loss
Translation Adjustment		(689,618)	(603,005)
Year end Accumulated Deficit		(5,459,979)	(4,244,822)
Less: Cost of common stock in treasury, 97,000 shares		(23,557)	0
Total stockholders’ equity		1,950,020	3,275,347

Total Liabilities and Stockholders’ Equity		23,400,157	16,958,097
 See accompanying summary of accounting policies and the notes to the financial statements.

Table of Content

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

		Year Ended December 31, 2009	Year Ended December 31, 2008
Revenue:
Revenue	5,7	1,336,188	33,416
Cost of goods sold (exclusive of depreciation shown separately below)		(907,664)	(5,417)
Costs and Expenses:
Personnel		613,759	532,039
Rent and Leases Expenses	12	128,399	181,632
Research and Development		251,822	337,761
Other General & Administrative Expenses		646,804	870,643
Gain on sale of assets, net		(18,797)	0
Depreciation and amortization		66,208	75,516
Total costs and expenses		1,688,195	1,997,591

Other Income and Expense:
Interest expense		(40,275)	(155,133)
Interest income	17	0	45,838
Foreign Exchange Gain		84,789	272,577
Total other income and expenses		44,514	163,282

Loss before taxes from continuing operations		(1,215,157)	(1,806,310)
Income taxes	18	0	0
Loss from continuing operations		(1,215,157)	(1,806,310)
Income from discontinued operations before taxes (Note 14)		0	1,331,856
Income taxes		0	0
Income from discontinued operations		0	1,331,856
Net loss		(1,215,157)	(474,454)
Other Comprehensive Loss/Income:
Translation adjustment		(86,613)	(207,558)
Comprehensive loss		(1,301,770)	(682,012)
Basic and diluted Weighted Average Shares		73,014,031	73,081,168
Basic and diluted net income (loss) per share from continuing operation		(0,017)	(0.025)
Basic and diluted net income (loss) per share from discontinuing operation		0	0.018
Basic and diluted net income (loss) per share		(0.017)	(0.007)
See accompanying summary of accounting policies and the notes to the financial statements.

Table of Content

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(in $, except per share amounts)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Amount	Paid-in Capital	Treasury Share	Retained Earnings	Translation Adjustment	Total Shareholders’ Equity
Balance at January 01, 2008	73,081,168	73,081	8,050,093	0	(3,770,368)	(395,447)	3,957,359
Net Loss	0	0	0	0	(474,454)	0	(474,454)
Translation Adjustment	0	0	0	0	0	(207,558)	(207,558)
Balance at December 31, 2008	73,081,168	73,081	8,050,093	0	(4,244,822)	(603,005)	3,275,347
Net Loss	0	0	0	0	(1,215,157)	0	(1,215,157)
Translation Adjustment	0	0	0	0	0	(86,613)	(86,613)
Purchase during the year	0	0	0	(23,557)	0	0	(23,557)
Balance at December 31, 2009	73,081,168	73,081	8,050,093	(23,557)	(5,459,979)	(689,618)	1,950,020
See accompanying summary of accounting policies and the notes to the financial statements.

Table of Content

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	YEARS ENDED
	December 31st 2009	December 31st 2008
Cash Flows from Operating Activities:
Net income (loss)	(1,215,157)	(474,454)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	66,208	170,880
Gain on sale of assets	(18,797)	0
Gain on sale of power plant	0	(1,185,704)
Changes in operating assets and liabilities :
(Increase) decrease in:
Receivables, including Due from Related Party	0	37,649
Inventory	1,171,283	(1,267,689)
Other current assets	122,154	252,330
Deferred Expenses	0	180,000
Increase (decrease) in:
Accounts payable and accrued expenses	57,312	(10,596)
Work in progress/billings in excess of cost and estimated earnings	(2,803,343)	966,700
Net cash used in operating activities	(2,620,340)	(1,330,884)
Cash Flows from Investing Activities:
Proceed on sale of solar plant	0	5,065,460
Property, plants and equipment	(2,829,759)	(11,047,735)
Advance payments for certification and machines	(108,748)	0
Net cash used in investing activities	(2,938,507)	(5,982,275)

Cash Flows from Financing Activities:
Treasury shares	(23,557)	0
Proceed from loans	5,317,387	6,809,969
Repayment of loans	(25,578)	(1,778,982)
Net cash provided by financing activities	5,268,252	5,030,987
Decrease in cash and cash equivalents	(290,595)	(2,282,172)
Effect of exchange rate changes on cash	(163,727)	(381,167)
Cash and cash equivalents, beginning of year	765,694	3,429,033
Cash and cash equivalents, end of year	311,372	765,694
Supplemental cash flow information
Cash paid for interest	40,275	155,133
Supplemental disclosure of non-cash operating and investing activities:
Non cash transaction, Property, plants and equipment in accounts payable	2,929,966	185,214

See accompanying summary of accounting policies and the notes to the financial statements.

Table of Content

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

SES Switzerland was formed in 2001 for the purpose of researching, developing, manufacturing and selling innovative products to the solar photovoltaic market. From its inception, SES Switzerland has focused primarily on manufacturing and installing silicon photovoltaic solar cell panels. The principal source of revenue for the Company has been the sale of photovoltaic panels in turn-key installations, manufactured in-house or purchased from subcontractors, to electric utilities, local government agencies and private households..

In 2008, the Company formed a second Swiss wholly owned subsidiary, SES Prod SA (“SES Prod”), which is also located in Geneva. It is expected that in the future, all of the Company’s manufacturing activities now being conducted by SES Switzerland will be conducted by SES Prod. At such time, SES Switzerland’s primary activity will be managing the Company’s manufacturing facility

2. Future Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of ($1,215,157) and a negative cash flow from operations of ($2,620,340), and had a working capital deficiency of ($16,060,061) as of December 31, 2009. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed the construction of its manufacturing facility with construction loans (Note 10). The Company intends to convert these construction loans into a long term mortgage immediately after completion of the facility. Since the manufacturing facility has not been completed as of December 31, 2009, no construction loans have been converted into mortgages.

The Company's ability to continue its operations and market and sell its products and services will depend on its ability to convert the construction loans into mortgages and to obtain additional financing. If the Company is unable to obtain such financing, the Company may not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms that are uncertain, especially in light of current capital market conditions. Under these circumstances, if the Company is unable to obtain additional capital or is required to raise it on undesirable terms, its financial condition could be adversely impacted

The Company’s cash and cash equivalents are $311,372 for the year ended December 31, 2009.  Based on the Company’s business plan it needs additional funding from external sources of approximately $5 million to fund anticipated operating expenses and the completion of the manufacturing facility.
.
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

The Company has a significant amount of debt, and several loans that it has entered into have either matured or will soon be maturing. As of December 31, 2009, the Company had short-term loans totaling $16.3 million, of which $13.0 had been used to finance construction of the new manufacturing facility. If the Company is unable to successfully negotiate extensions of the maturity dates of these loans or if it is unable to repay them, then the parties with whom it has entered into these loans may declare the Company in default and opt to exercise certain security interests that the Company has granted them. Certain of these loans are secured by junior mortgages on the manufacturing facility or by shares of common stock that the Company has agreed to hold in escrow.

One such loan with State Department of Energy Geneva (Switzerland) (“ScanE”), dated November 3, 2003, in the amount of $911,810 matured on March 31, 2010.  Another loan with ScanE, dated July 1, 2009, in the amount of CHF5 million matured on November 7, 2009.  A CHF8.5 million construction credit loan that the Company entered into with Banque Cantonale de Genève (“BCGE”), dated December 20, 2006, matures upon the completion of the manufacturing facility, but no later than December 31, 2008, and as a result, this loan has also matured. In the past, the Company has successfully negotiated with its existing lenders for the extension of additional credit to finance ongoing construction at its manufacturing facility as well as for extensions of the maturity dates of the construction related loans with them.  To this end, the Company is currently negotiating with ScanE to extend the maturity dates of the loans dated November 3, 2003 and July 1, 2009 until March 31, 2012 and July 1, 2010, respectively.  The Company is also negotiating with BCGE to postpone repayment of the loan dated December 20, 2006 until such time as the manufacturing facility is completed and the construction loans have been refinanced and consolidated.

The Company is in current negotiations with lenders to refinance of all its existing construction credit facilities relating to its manufacturing facility, with the objective being to consolidate all such credit facilities under one single loan guaranteed by a mortgage on the building. As part of these negotiations, the Company must demonstrate that the rental income from a portion of the facility will be sufficient to secure interests on this single loan. Based on current market rates, the Company must rent 50% of the facility to secure the refinancing. The Company is in ongoing negotiations with several interested third parties to rent part of the facility, and therefore believes it will be able to refinance its existing credit facilities under a single consolidated loan within the next six months.

Table of Content

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

Foreign Currency Translation - The reporting currency of SES USA is the U.S. dollar ($) whereas its wholly owned subsidiaries’ functional currency is the Swiss Franc (CHF). The financial statements of the wholly owned subsidiaries are translated to U.S. dollar equivalents under the current method in accordance with FASB ASC 830, “Foreign Currency Matters” (prior authoritative literature: SFAS No.52,“Foreign Currency Translation”). Assets and liabilities are translated into U.S. dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss). Foreign currency differences from inter-company receivables and payables are recorded as Foreign Exchange Gains/Losses in the Statement of Operations.

The exchange rates used for translating the financial statements are listed below:

Average Rates	2009	2008
	CHF	CHF
	$1.08270	1.07940

Balance Sheet year-end rates	2009	2008
	CHF	CHF
	$1.03799	1.05562

Cash Equivalents—The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

 Receivables and Credit Policies— The Company’s accounts receivables primarily consists of trade receivables. Management reviews accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its current customer base. Receivables consist of revenues billed to customers upon achievement of contractual obligations. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2009 is adequate.

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

Long-Lived Assets—The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360, "Property, Plant and Equipment" (prior authoritative literature: SFAS No.144,“Accounting for the Impairment or Disposal of Long-lived Assets”). The statement requires the Company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

Table of Content

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

Revenue Recognition - The Company recognizes revenue in accordance with FASB ASC 605, "Revenue Recognition" (prior authoritative literature: SAB 104,“Revenue Recognition”), which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collection is reasonably assured.

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

For the years ended 2009 and 2008, the Company had no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at year end are expected to be collected in 2010.

Between January 2008 and June 2008, the Company recognized sales of PV electricity produced by solar modules on the roof (the “Solar Plant”) of its new manufacturing facility to a local electricity provider in Geneva. Revenues from such sales were recognized monthly based on the amount of electricity produced. As further explained below, such revenue has ceased due to the sale of the Solar Plant as of June 30, 2008.

Income Taxes—The Company follows FASB ASC 740, “Income Taxes” (prior authoritative literature: SFAS No. 109,“Accounting for Income Taxes”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company’s tax basis for assets and liabilities is identical for the financial statements and tax reporting. Accordingly, the only deferred tax position is the benefit with respect to the net operating loss. The Company records a valuation allowance to reduce the deferred tax asset to the amount that is estimated to be more likely than not to be realized.

Comprehensive Income - The Company accounts for comprehensive income according to FASB ASC 220 “Comprehensive Income” (prior authoritative literature: SFAS No. 130,“Reporing Comprehensive Income”). Effective for fiscal years beginning after December 15, 1997, ASC 200 states that comprehensive income is net income, plus certain other items that are recorded directly to shareholders’ equity such as foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Loss Per Share—Loss per share is presented in accordance with the provisions of ASC 260, “Earnings Per Share” (prior authoritative literature: SFAS No. 128, “Earnings Per Share”). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which it has a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options’ exercise price is lower than the Company’s average share price for the period.  The Company does not have outstanding any options to issue common stock.

	2009	2008
Basic weighted average shares outstanding	73,014,031	73,081,168
Diluted weighted average shares outstanding	73,014,031	73,081,168

Table of Content

Note: The Company issued warrants to purchase 1,500,000 shares potentially issuable upon exercise until November 22, 2010 at an exercise price of $0.90 per share.  See Note 15 herein.  As of the December 31, 2009 and December 31, 2008 balance sheet dates, no warrants had been exercised. Due to the Company’s net loss, the calculation of the effect of common stock equivalents due to the issuance of the warrants is excluded because of anti-dilution.

Research and Development Costs—Research and development costs are expensed as incurred. Research and development costs are not disclosed separately in the Notes to the Financial Statements, but are disclosed separately in the Income Statement.

Capitalization of Interest - The Company capitalizes interest on projects that qualify for interest capitalization under FASB ASC 835-20 (prior authoritative literature: SFAS No. 34, "Capitalization of Interest Costs")  as amended. Capitalized interest is included within construction in progress. For the period ended December 31, 2009 and 2008, the Company capitalized $519,142 and $268,897 of interest, respectively.

Fair Value of Financial Instruments—The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company  for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. The fair value approximates carrying value of the long-term debt.

Reclassifications - Certain prior period balances have been reclassified to conform to the current year's presentation.  These reclassifications had no impact on previously reported results of operations or stockholders' equity.

4. Impact of Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10-65 (prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”). On the effective date of this standard, FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research but is not intended to change GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB ASC 105-10-65 was adopted by the Company as of July 1, 2009 and the principal impact on our financial statements is limited to disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In May 2009, the FASB issued Statement of FASB ASC 855 (prior authoritative literature: FAS No. 165, “Subsequent Events,”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FASB ASC 855 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. See Note 22 herein.

 In August 2009, the FASB issued ASC 820-10 (which amends Fair Value Measurements and Disclosures – Overall) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in FASB ASC 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009. The adoption of ASC 820-10 did not impact the Company's results of operations, financial position, or cash flow.

Table of Content

In January 2010, the FASB issued amendment ASC 505 to its accounting for distributions to shareholders with components of stock and cash. This new guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. There was no impact from adoption of this guidance since we have never declared dividends on our common stock.

 In January 2010, the FASB issued amendment ASC 810 to its accounting and reporting for decreases in ownership of a subsidiary. This amendment clarifies the scope of the decrease in ownership provisions in the consolidation – overall subtopic and related guidance. This amendment is effective beginning in the period that an entity adopts the FASB’s guidance on Noncontrolling Interests in Consolidated Financial Statements, which was effective January 1, 2009 for us. There was no impact from the adoption of this guidance on our consolidated financial position or results of operations.

Recent Accounting Pronouncements Not Yet Effective

In June 2009, the FASB issued ASC 470 (prior authoritative literature: EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”)), which clarifies that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be considered debt issuance costs. The Company does not believe this statement will have an impact on its consolidated financial statements. This new standard is effective for us beginning on January 1, 2010.

In October 2009, the FASB issued amendment ASC 605 to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. This guidance will be effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This guidance will not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued amendment ASC 985 to its accounting guidance on certain revenue arrangements that include software elements. The new accounting guidance excludes from software revenue recognition all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. This guidance will be effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. This guidance will not have a material impact on our consolidated financial position or results of operations.

In December 2009, the FASB issued ASC 810-10 regarding improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for us January 1, 2010. This guidance will not have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued amendment ASC 820 regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of this guidance to have an impact on our consolidated financial position or results of operations.

5. Sales Contracts under Completed-Contract Method (CCM)

The Company enters into contracts for installation of solar cell panels with public or private building owners. The timeframe between the contract’s signature and the connection to the electrical network (grid), being the due date for the contract’s completion, can vary between 6 months and 2 years. The Company recognizes revenues under the Completed Contract Method (CCM), based on contractual obligations and deliveries. Until completion of the contract, advances from customers and advances to suppliers are recorded separately in the balance sheet.

Table of Content

During 2009, several projects were completed and $1,336,188 was recognized (2008 $33,416).

6. Cash and Cash Equivalents

	$ (held in CHF)	$ (held in $)	$ (held in EUR)	$ TOTAL 2009	$ TOTAL 2008
Cash on hand	292,425	2,061	16,886	311,372	765,694
Short-term Investments	-	-	-	-	-
Cash and Cash	292,425	2,061	16,886	311,372	765,694

Cash and cash equivalents are available to the Company, and there is no restriction or limitation on withdrawal or use of these funds. The Company’s cash equivalents are placed with highly credit rated financial institutions. The carrying amount of these assets approximates their fair value.

7. Accounts Receivable and Significant Customers

At December 31, 2009 and 2008, the Company’s accounts receivable balances were $12,205 and $12,001, respectively. Significant customers are summarized below:

	Receivables
	2009	2008
	$	$
A	12,205	12,001

Total Accounts Receivable	12,205	12,001

Revenues for 2009 and 2008 were $1,336,188 and $33,416, respectively. Significant customers are summarized below:

	Revenues
	2009	2008
	$	$
D	0	23,161
E	0	6,027
G	1,078,911	0
H	232,752	0
Others	24,525	4,228
Total Revenues	1,336,188	33,416

8. Inventory

Inventory is summarized as follows:

	2009	2008
	$	$
Raw Materials and Others	253,416	1,473,540
Finished Goods	204,154	192,159
Total Inventory	457,570	1,665,699

The large decrease in inventory relates mostly to the Company’s SwissTile product. This decrease in inventory is due to the fact the Company used its SwissTile product in several completed and ongoing projects during fiscal year 2009.

Table of Content

9. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	2009	2008
	$	$
Machinery and equipment	542,565	384,831
Office furniture and equipment	88,789	87,306
Vehicles	14,823	128,252
Equipment	646,177	600,389
Building construction	18,429,669	13,449,460
Property and equipment	19,075,846	14,049,849
Less accumulated depreciation and amortization	(484,026)	(429,351)
Property, Plant and Equipment, net	18,591,820	13,620,498

Depreciation and amortization expense of property and equipment for the years ended December 31, 2009 and 2008 was $66,208 and $75,516, respectively. The company has defined the following useful lives for fixed assets: Machinery and equipment: 8 years, Office furniture and equipment: 3 (IT equipment) to 5 years (office furniture), Vehicles: 4 years.

10. Borrowings Under Revolving Credit Facility, Short and Long-Term Loan

Short-Term Loans	2009	2008
	$	$
State Department of Energy Geneva (Switzerland) (1)	68,640	33,085
Banque Cantonale de Genève (1)	8,225,799	5,137,555
Banque Cantonale de Genève	131,581	0
Banque Cantonale de Genève	2,168,604	0
State Department of Energy Geneva (Switzerland) (1)	4,817,000	4,736,550
State Department of Energy Geneva (Switzerland)	933,987
	16,345,611	9,907,190

Long-Term Loans	2009	2008
	$	$
Banque Cantonale de Genève	218,559	0
State Department of Energy Geneva (Switzerland)	0	918,389
State Department of Energy Geneva (Switzerland) (1)	862,407	882,413
	1,080,966	1,800,802
Total Loans as of December 31	17,426,577	11,707,992

Year	Repayments
$
2010	16,345,611
2011	162,776
2012	130,023
2013	39,364
2014	40,937
Thereafter	707,866
Total	17,426,577

(1) Loans totaling $13,973,846, relating to amounts used to finance construction of the Company’s manufacturing facility. The Company intends to refinance such loans on a long-term basis upon completion of the facility. Negotiations are underway with several banking institutions interested in granting a long-term mortgage facility.

On November 3, 2003, the Company entered into a loan with ScanE in the amount of up to $911,810. The loan bears interest at 4%. As of December 31, 2009, this loan carried a principal balance of CHF969,470 ($933,987).  In connection with entry into this loan, the Company agreed to escrow 10,000,000 shares of its common stock issued to certain of its stockholders to secure repayment.  See Note 15 herein.  Although this loan matured on March 31, 2010, the Company is in current discussions with ScanE to extend the maturity date until March 31, 2012.

Table of Content

On January 21, 2004, ScanE granted the Company a credit facility of CHF1.0 million to finance the construction of its new manufacturing facility. Release of the proceeds from this credit facility was contingent upon satisfaction of certain conditions, which were achieved as of November 13, 2007. As of January 8, 2008, the Company had utilized the full amount of this loan, which has a fixed annual interest rate of 4%. The loan has a duration of  20 years and is secured by a mortgage certificate of CHF1.0 million on the   manufacturing facility. The loan is paid in 20-equal annual installments of CHF73,581, which amount includes principal and interest. As of December 31, 2009, the principal balance on this loan was $931,047, thereof $68,640 is reflected as short-term loan and $862,407 as long-term loan, respectively.

On October 27, 2008, the Company signed a six month credit facility for CHF5.0 million with ScanE to finance improvements on the manufacturing facility. The loan is secured by a fourth ranked mortgage on the facility.  On July 1, 2009, the Company entered into an amendment to the credit facility pursuant to which ScanE agreed to extend the maturity date to November 7, 2009 and to reduce the  interest rate from 4% to 3% per annum, commencing May 7, 2009. The Company is in negotiations with ScanE to further extend the maturity date of this loan to July 2010. As of December 31, 2009, the full amount of the loan had been used to finance ongoing construction at the facility. The principle balance on this loan as of December 31, 2009 was $4,817,000. As a result of the interest rate reduction, the Company evaluated the remaining cash flows of this facility under FASB ASC 470-50-40, Debt — Modifications and Extinguishments —Derecognition, to determine if the facility had been substantially modified as defined by the guidance. Our analysis indicated that the fair value of the new loan facility was not materially different from the principal amount of the previous loan facility. As a result, the Company did not record any income or loss from this modification of the loan agreement.

SES Switzerland entered into a Construction Credit Agreement with BCGE, dated December 20, 2006, in the amount of CHF4.8 million, to finance construction of the manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million. Pursuant to the amended agreement, the full amount of the loan must be drawn down by the date construction is completed on the manufacturing facility (expected to occur in Summer 2010), but in any event, no later than December 31, 2008. Because construction is still ongoing, the Company is in negotiations with BCGE to postpone repayment of this loan until July 2010, at which time the Company anticipates that it will be in a position to refinance and consolidate this and its other construction-related credit agreements into a single long-term loan.  As of December 31, 2009, the Company had used CHF8,538,300 ($8,225,799) of the loan. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9.0 million on the manufacturing facility.

On July 22, 2009, the Company entered into a loan agreement with BCGE for CHF29,430 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF871, which amount includes principal and interest of 4.54%. The first installment was paid in August 2009, and as of December 31, 2009, the principal balance had been reduced to approximately $25,401, thereof $9,902 is reflected as short term loan.

On August 13, 2009, the Company entered into a loan agreement with BCGE for CHF245,557 to finance the certification of its SwissTile® product. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF7,188, which amount includes principal and interest of 3.8%. The first installment was paid in September 2009, and as of December 31, 2009, the principal balance had been reduced to approximately $217,946, thereof $82,740 is reflected as short term loan.

On September 15, 2009, the Company entered into a separate loan agreement with BCGE for CHF86,200 to finance certain production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF2,520 (approximately $2,428), which amount includes principal and interest of 3.72%. The first installment was paid in October 2009, and as of December 31, 2009, the principal balance had been reduced to approximately $78,689, thereof $28,969 is reflected as short term loan.

On September 18, 2009, the Company entered into a construction loan with BCGE for up to CHF3.0 million to finance the construction of a new solar power plant, which will be sold to a third party upon completion.  The loan matures on June 30, 2010 and bears interest at a rate of 5.75% per annum.  The loan, which is secured by, among other things, the proceeds from the sale of the new solar power plant, may only be used to finance the stated project. As of December 31, 2009, the Company had used CHF2,250,990 ($2,168,604) of the proceeds, which amount is reflected as short term loan.

On October 7, 2009, the Company entered into a loan agreement with BCGE for CHF29,947 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF885, which amount includes principal and interest of 4.48%. The first installment was paid in November 2009, and as of December 31, 2009, the principal balance had been reduced to approximately $28,103, thereof $9,970 is reflected as short term loan.

Table of Content

11. Work in Progress/Billings in Excess of Cost and Estimated Earnings

Work in Progress/Billings in Excess of Cost and Estimated Earnings	2009	2008
	$	$
Prepayments to suppliers	0	151,363
Work in progress	3,131,865	134,782
Prepayments from customers	(571,466)	(1,734,735)
	2,560,399	(1,448,590)

12. Commitments and Contingencies:

Operating Leases - lease expenses for the years ended December 31, 2009 and 2008 were $128,399 and $181,632, respectively.

The following table presents future minimum lease commitments (concerning the lease of vehicles) under operating leases at December 31, 2009

Operating Leases
$
2010	42,344
2011	42,743
2012	25,132
Total	110,219

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is CHF54,084 per year. The lease term ended on February 28, 2009. The lease is automatically renewed at the same conditions for another 12 months unless cancelled.

SES Switzerland also leased a 1,654 square meter industrial facility in Härkingen, Switzerland. The lease was terminated on February 28, 2009. The global charge for the period January 1, 2009 to February 28, 2009 was CHF10,631 ($9,819).

On May 27, 2005, we received authorization from the State of Geneva to build our manufacturing facility on property located in Plan-les-Ouates, Switzerland, and we obtained a lease for the land in February 2007. The lease is for 60 years commencing on July 1, 2006.

The following are the lease commitments.

Use of Land
$
2010	66,561
2011	66,561
2012	66,561
2013	66,561
2014	66,561
Thereafter	3,427,882
Total	3,760,687

SES Switzerland has no non-cancellable operating leases.

Employment Agreements—As at year end, SES Switzerland and SES Prod employed 3 employees and 2 executive officers. The terms of employment are supplemented by Swiss Commercial Law, which requires in case of termination of the contract, a minimum of one month’s notice the first year, 2 months’ paid notice the second year and 3 months’ paid notice of termination thereafter. Ms. Crisafulli and Mr. Erné have written employment agreements.

Table of Content

Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($18,472) (using exchange rate set forth in Note 3 to the Consolidated Financial Statements hereto). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the remainder of the term. One of Flannel Management sarl’s consultants is Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Financial Officer of SES USA and SES Switzerland.

Litigation—The Company is from time to time subject to routine litigation incidental to its business. There are no such litigation currently pending.

Capital Commitments - At December 31, 2009, the Company has an outstanding purchase order of EUR448,600 ($642,988) for the future construction of a new machine to be used in the new plant for solar module production. The Company has made an advance payment of EUR269,160 ($385,795) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

13. Business Segments

As of December 31, 2009, all of the Company’s operations were conducted through its wholly owned subsidiaries, SES Switzerland and SES Prod, and were limited to the assembly and installation of PV panels in Switzerland. Commencing January 2008, the Company sold electricity produced by its Solar Plant to a local utility in Geneva.  The Solar Plant was sold in June 2008. As a result, the Company’s operations are again limited to the assembly and installation of PV panels.

14. Discontinued Operations

As noted above, the Company sold its Solar Plant in June 2008. The balance sheet and income statement have been retrospectively adjusted to reflect the effects of discontinued operations. The Company sold PV electricity produced by the Solar Plant to a local electricity provider in Geneva based on a 20-year contract. This contract was cancelled on June 30, 2008 due to the sale of the Solar Plant.

The Solar Plant, which had been operational since the end of 2007, was sold in June 2008.  As a result of such sale, revenue from this discontinued activity totaled $0 for fiscal year 2009.  For fiscal year 2008, this discontinued activity generated income of $1,331,856 (gain on disposal of $1,185,704, revenue of $247,730 and expenses of $101,578). In 2009, there was no income or expense from discontinued operations.

15. Stockholders’ Equity:

Common Stock— The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and 72,984,168 shares outstanding.

Treasury Stock - A summary of the Company’s purchases of shares of its common stock during fiscal year 2009 is as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate
			Shares Purchased	Dollar Value)
	Total Number	Average	as Part of Publicly	that May
	of Shares	Price Paid	Announced Plans	Yet be Purchased
	Purchased(1)	per Share ($)	or Programs	Under the Plans

January 1 — January 31, 2009	1,000	0.2373	—	—
February 1 — February 28, 2009	35,000	0.2676	—	—
March 1 — March 31, 2009	31,000	0.2223	—	—
April 1 – April 30, 2009	—	—	—	—
May 1 – May 31, 2009	10,000	0.2429	—	—
June 1 – June 30, 2009	10,000	0.2064	—	—
July 1 – July 31, 2009	10,000	0.1939	—	—
Total	97,000	$0.2364	—	$—

Table of Content

(1)
During the months indicated above, the Company, through a broker, purchased 97,000 shares of its common stock, par value $0.001, in open market transactions.  The Company may, at its discretion, engage in future share repurchases, although no formal repurchase plan or program has been adopted by the company at this time.

On November 22, 2006, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.90 per share (the “Warrant Shares”). The warrants expire four (4) years after the date of issuance.

During the year ended December 31, 2009, no warrants were exercised.

	Exercisable
	Warrants	Exercise Price
Warrants outstanding as of December 31, 2008	1,500,000	$0.90
Warrants granted as consideration for agent’s fee	0	$0
Exercise of warrants	0	$0
Warrants outstanding as of December 31, 2009	1,500,000	$0.90

Warrants outstanding expire as follows:

	Warrants	Exercise
Year	Expiring	Price
2010	1,500,000	$0.90
	1,500,000	$

The Company granted registration rights to Lansing Securities, including the right to include all or any part of the Warrant Shares (the “Registrable Securities”) in the next registration statement and subsequent registration statements that the Company files with the SEC from time to time (the “Registration Statement”) (other than a registration statement on Form S-8 or Form S-4) until all of the Registrable Securities have been duly registered.

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

In connection with the closing of the share exchange agreement with SES Switzerland and the stockholders thereof whereby the Company agreed to acquire SES Switzerland, the Company entered into, among other agreements, the Long Term Escrow Agreement, dated September 1, 2006, with Christiane Erné, Jean-Christophe Hadorn (our former CEO and director), and Claudia Rey. Pursuant to the terms of the Long Term Escrow Agreement, the Company agreed to escrow certain shares of common stock issued to Ms. Erné, Mr. Hadorn, and Ms. Rey until September 27, 2008, the second anniversary of the closing of the share exchange agreement. As of September 27, 2008, these shares have been released from escrow and refunded to the named stockholders.  Also in connection with the closing of the share exchange agreement, the Company agreed to escrow 10,000,000 shares of common stock issued to Ms. Erné (9,000,000 shares), Mr. Hadorn (500,000 shares) and Ms. Rey (500,000 shares) in order to secure partial repayment of its loan dated November 3, 2003 with ScanE, which shares remain in escrow under the Long Term Escrow Agreement, and which are included in earnings per share.

 16. Employee Benefit Plans:

Through SES Switzerland, the Company’s employees are enrolled in a mandatory group pension plan with Bâloise Assurances. The pension plan is a defined contribution plan, and payments to the plan are made in equal parts by the employee (through withholding) and the employer. Contributions are based on the age of the employee and vary between 8% and 16%. Total amounts paid for 2009 and 2008 were CH27,714 ($25,597) and CHF18,400, respectively.

17. Interest Income and Other:

Interest income for the year ended December 31, 2009 was $0 compared to $45,838 for the year ended December 31, 2008. The interest income earned in the year ended December 31, 2008 was received from time deposits originated by additional funding received during the second half of 2006.

Table of Content

18. Income Taxes:

The following tax years remain subject to examination:

Jurisdiction	Open years
Switzerland	2007-2008-2009

The Company has filed all tax returns in due course. Open taxation results only from the fact that relevant tax authorities have not examined the Company’s tax returns. The Company does not believe there is any risk or financial impact that could result from the late review of its tax returns by the relevant tax authorities.

The Company’s tax basis for assets and liabilities is identical for the financial statements and tax reporting. Accordingly, the only deferred tax portion is the benefit with respect to the net operating loss. The Company records a valuation allowance to reduce the deferred tax asset to the amount that is estimated to be more likely than not to be realized.

	December 31, 2009	December 31, 2008
	$	$
Deferred tax assets:
Net operating loss carry-forward	1,430,514	1,112,143
Less: valuation allowance	(1,430,514)	(1,112,143)
Net deferred tax assets	-	-

The Company has net losses for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. There can be no assurance that we will generate sufficient taxable income in future years. Therefore, we established a valuation allowance on net deferred tax assets of $1,430,514 as of December 31, 2009 and $1,112,143 as of December 31, 2008.

The components of loss before income tax benefit are as follows:

	For the Years Ended December 31,
	2009	2008
	$	$
United States	0	0
Switzerland	(1,215,157)	(474,454)
	(1,215,157)	(474,454)

As of December 31, 2009, the Company has net operating loss carry forwards for Swiss tax purposes of $5,459,979, expiring at various times from years ending 2010 to 2015.

2009
$
2010	(501,396)
2011	(505,411)
2012	(1,239,507)
2013	(1,524,054)
2014	(474,454)
2015	(1,215,157)
Total tax-deductible loss carry forward	(5,459,979)

Table of Content

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years Ended December 31,
	2009	2008
	$	$
Income tax benefit at federal statutory rate	(413,153)	(161,314)
Foreign tax rate differential	94,782	37,007
Increase in valuation reserve	318,371	124,307
	-	-

19. Concentration of Risk

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of photovoltaic cells and panel components. For fiscal years 2009 and 2008, products purchased from the Company’s top three suppliers accounted for 86% and 87% of total revenues, respectively. The Company is dependent on its ability to provide installations on a timely basis and on favorable pricing terms. Although the Company tries to diversify its source of supplies, its technology requires certain types of solar cells.  The loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

The Company’s future results could also be negatively impacted by the loss of certain customers, or the loss of one or more of certain ongoing affinity relationships.

20. Related Party Transactions

As of the fiscal years ended 2009 and 2008, the Company has a receivable from its major stockholder in the amount of $92,112 and $90,573, respectively. These amounts relate to a residential project for the controlling stockholder.

 Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($18,472) (using exchange rate set forth in Note 3 to the Consolidated Financial Statements hereto), resulting in CHF240,000 ($221,668) for the year 2009 (CHF240,000 for 2008). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the remainder of the term. One of Flannel Management sarl’s consultants is Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Financial Officer of SES USA and SES Switzerland.

SES Switzerland has entered into an employment agreement with Daniel Erné effective October 1, 2006. Mr. Erné receives an annual salary of CHF130,000 ($120,070) in consideration of management services. Mr. Erné is the husband of Christiane Erné and a director of SES USA and SES Switzerland.

21. Supplemental Cash Flow Information

Cash paid for interest during fiscal years 2009 and 2008 totaled $40,275, and $155,133, respectively.

Assets of $2,929,966 ($185,214) have been capitalized but not paid as of December 31, 2009. This amount is included in accounts payable as of year end.

22. Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through the date on which the Company’s financial statements were issued.