Form 10-Q
period 2010-03-31
SES SOLAR INC.
filed 2010-05-17
CIK 1078858

Form 10-Q

SES SOLAR INC. - SESI

Filed: May 17, 2010 (period: March 31, 2010)

Quarterly report which provides a continuing view of a company's financial position

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The number of shares outstanding of each of the issuer's classes of stock as of May 17, 2010 is 73,984,168 shares of common stock, par value $.001 per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in $, except per share amounts)

	March 31, 2010 (unaudited)	December 31st 2009
ASSETS (in $)
Current Assets:
Cash and cash equivalents	562,785	311,372
Receivables, net of allowance for doubtful accounts of $ 0 at March 31, 2010 and December 31, 2009.	11,904	12,205
Due from related party	89,840	92,112
Inventory	446,285	457,570
Work in progress	10,184	3,131,865
Other current assets	159,457	303,986
Total current assets	1,280,455	4,309,110

Long-Term Assets:
Advance payments for machinery	362,163	385,795
Advance payments for certification	113,432	113,432
Total other long-term assets	475,595	499,227
Property, Plant and Equipment, at cost,	630,240	646,177
Building construction	18,314,813	18,429,669
Less accumulated depreciation and amortization	(483,683)	(484,026)
Total fixed assets	18,461,370	18,591,820
Total long-term assets	18,936,965	19,091,047

Total Assets	20,217,420	23,400,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loan	1,030,741	3,234,172
Construction loan	12,883,348	13,111,439
Accounts payable	2,378,491	3,452,094
Billings in excess of cost and estimated earnings	1,327,466	571,466
Total current liabilities	17,620,046	20,369,171
Long-Term Liabilities:
Loan payable	182,790	218,559
Construction loan	841,140	862,407
Total long-term liabilities	1,023,930	1,080,966
Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 73,081,168 shares issued and 72,984,168 outstanding (73,081,168 shares issued and outstanding as of December 31, 2009)	73,081	73,081
Additional paid in Capital	8,050,093	8,050,093
Accumulated other comprehensive loss
Translation Adjustment	(608,846)	(689,618)
Year end Accumulated Deficit	(5,917,649)	(5,459,979)
Less: Cost of common stock in treasury, 97,000 shares	(23,235)	(23,557)
Total stockholders’ equity	1,573,444	1,950,020

Total Liabilities and Stockholders’ Equity	20,217,420	23,400,157

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenue:
Revenue	0	1,022,416
Cost of goods sold (exclusive of depreciation shown separately below)	0	(706,912)
Costs and Expenses:
Personnel	144,759	154,644
Rent and Leases Expenses	24,774	46,297
Research and Development	61,776	61,039
Other General and Administrative Expenses	57,572	155,144
Depreciation and amortization	11,680	23,690
Total costs and expenses	300,561	440,814
Other Income and Expense:
Interest expense	(12,162)	(8,636)
Other gain	1,056	0
Foreign Exchange Loss	(146,003)	(492,431)
Total other income and expenses (Loss)	(157,109)	(501,067)
Loss before taxes from continuing operations	(457,670)	(626,377)
Income taxes	0	0
Net Loss from continuing operations	(457,670)	(626,377)
Income (Loss) from discontinued operations before taxes	0	0
Income taxes	0	0
Net Income (Loss) from discontinued operations	0	0
Net Loss	(457,670)	(626,377)
Other Comprehensive Loss/Income:
Translation adjustment	81,094	219,302
Comprehensive loss	(376,576)	(407,075)

Basic and diluted Weighted Average Shares	72,984,168	73,081,168

Basic and diluted Net Loss per Share from continuing operations	(0.006)	(0.009)
Basic and diluted Net Income (Loss) per Share from discontinuing operations	0	0
Basic and diluted Net Loss Per Share	(0.006)	(0.009)

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	(457,670)	(626,377)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11,680	23,690

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including Due from Related Party	0	(148,578)
Inventory	0	1,121,185
Other current assets	138,033	110,823
Increase (decrease) in:
Accounts payable and accrued expenses	115,413	46,911
Work in progress/billings in excess of cost and estimated earnings	2,742,738	(1,364,533)
Net cash used in (provided by) operating activities	2,550,194	(836,879)

Cash Flows from Investing Activities:
Property, plants and equipment	(348,245)	(1,227,464)
Net cash used in investing activities	(348,245)	(1,227,464)

Cash Flows from Financing Activities:
Treasury shares	0	(16,496)
Proceed from loans	95,971	1,292,279
Repayment of loans	(2,169,818)	0
Net cash provided by (used in) financing activities	(2,073,847)	1,275,783

Increase (decrease) in cash and cash equivalents	128,102	(788,560)
Effect of exchange rate changes on cash	123,311	427,573
Cash and cash equivalents, beginning of the quarter	311,372	765,694
Cash and cash equivalents, end of the quarter	562,785	404,707
Supplemental cash flow information
Cash paid for interest	12,162	8,636
Supplemental disclosure of non-cash operating and investing activities
Non cash transaction, Property, plants and equipment in account payable	1,885,115	354,345

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

2. Plan of Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $457,670, generated a positive cash flow from operations of $2,550,194, and had a working capital deficiency of $16,339,591 as of March 31, 2010. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed the construction of its manufacturing facility with construction loans (Note 7). The Company intends to convert these construction loans into a long term mortgage immediately after completion of the facility. Since the manufacturing facility has not been completed as of March 31, 2010, no construction loans have been converted into mortgages.

The Company's ability to continue its operations and market and sell its products and services will depend on its ability to convert the construction loans into mortgages and to obtain additional financing. If the Company is unable to obtain such financing, the Company may not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms that are uncertain, especially in light of current capital market conditions. Under these circumstances, if the Company is unable to obtain additional capital or is required to raise it on undesirable terms, its financial condition could be adversely impacted

The Company’s cash and cash equivalents are $562,785 for the quarter ended March 31, 2010.  Based on the Company’s business plan it needs additional funding from external sources of approximately $5 million to fund anticipated operating expenses and the completion of the manufacturing facility.

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

The Company has a significant amount of debt, and several loans that it has entered into have either matured or will soon be maturing. As of March 31, 2010, the Company had short-term loans totaling $13.9 million, of which $12.9 had been used to finance construction of the new manufacturing facility. If the Company is unable to successfully negotiate extensions of the maturity dates of these loans or if it is unable to repay them, then the parties with whom it has entered into these loans may declare the Company in default and opt to exercise certain security interests that the Company has granted them. Certain of these loans are secured by junior mortgages on the manufacturing facility or by shares of common stock that the Company has agreed to hold in escrow.

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

These consolidated interim financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company adheres to the same accounting policies in the preparation of its interim financial statements. As permitted under generally accepted accounting principles (“GAAP”), interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

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

The exchange rates used for translating the financial statements are listed below:

Average Rates	2010	2009
	CHF	CHF
	$1.05650	1.14468

	2010	2009
Balance Sheet period-end rates	CHF	CHF
	$1.06424	1.03799

Cash Equivalents—The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

 Receivables and Credit Policies— The Company’s accounts receivables primarily consists of trade receivables. Management reviews accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its current customer base. Receivables consist of revenues billed to customers upon achievement of contractual obligations. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2010 is adequate.

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

Earnings (Loss) per Share - Earnings (Loss) per share is presented in accordance with the provisions of FASB ASC 260 (prior authoritative literature: SFAS No. 128, “Earnings Per Share”). Basic and diluted loss per share for the three months ended March 31, 2010 does not include the effects of warrants and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of warrants for periods in which the exercise price of the warrants is lower than the Company’s average share price for the period.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Basic Weighted average shares outstanding	72,984,168	73,081,168
Diluted weighted average shares outstanding	72,984,168	73,081,168

Note: The Company issued warrants to purchase 1,500,000 shares potentially issuable upon exercise until November 22, 2010 at an exercise price of $0.90 per share.  See Note 12 herein.  As of the March 31, 2010 balance sheet date, the warrants were not yet exercised. Due to the Company’s net loss, the calculation of the effect of common stock equivalents due to the issuance of the warrants is excluded because of anti-dilution.

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

For the three months ended March 31, 2010 and 2009, the Company had no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at quarter end are expected to be collected subsequent to March 31, 2010.

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

Capitalization of Interest - The Company capitalizes interest on projects that qualify for interest capitalization under FASB ASC 835-20 (prior authoritative literature: SFAS No. 34, "Capitalization of Interest Costs")  as amended. Capitalized interest is included within construction in progress. For the period ended March 31, 2010 and 2009, the Company capitalized $159,648 and $106,922 of interest, respectively.

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

In May 2009, the FASB issued Statement of FASB ASC 855 (prior authoritative literature: FAS No. 165, “Subsequent Events,”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FASB ASC 855 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. See Note 13 herein.

In June 2009, the FASB issued ASC 470 (prior authoritative literature: EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”)), which clarifies that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be considered debt issuance costs. This new standard is effective for us beginning on January 1, 2010. There was no impact from the adoption of this guidance on our consolidated financial position or results of operations.

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

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory is summarized as follows:

	March 31, 2010	December 31, 2009
	$	$
Raw Materials and Others	247,166	253,416
Finished Goods	199,119	204,154
Total Inventory	446,285	457,570

6. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	March 31, 2010	December 31, 2009
	$	$
Machinery and equipment	529,184	542,565
Office furniture and equipment	86,599	88,789
Vehicles	14,457	14,823
Equipment	630,240	646,177
Building construction	18,314,813	18,429,669
Property and equipment	18,945,053	19,075,846
Less accumulated depreciation and amortization	(483,683)	(484,026)
Property, Plant and Equipment, net	18,461,370	18,591,820

The company has defined the following useful lives for fixed assets: Machinery and equipment: 8 years, Office furniture and equipment: 3 (IT equipment) to 5 years (office furniture), Vehicles: 4 years.

7. Borrowings Under Revolving Credit Facility, Short and Long-Term Loans

Short-Term Loans	March 31, 2010	December 31,2009
	$	$
State Department of Energy Geneva (Switzerland) (1)	66,947	68,640
Banque Cantonale de Genève (1)	8,118,201	8,225,799
Banque Cantonale de Genève	119,788	131,581
Banque Cantonale de Genève	0	2,168,604
State Department of Energy Geneva (Switzerland) (1)	4,698,200	4,817,000
State Department of Energy Geneva (Switzerland)	910,953	933,987
	13,914,089	16,345,611

Long-Term Loans	March 31, 2010	December 31, 2009
	$	$
Banque Cantonale de Genève	182,790	218,559
State Department of Energy Geneva (Switzerland)	841,140	862,407
	1,023,930	1,080,966
Total loans as at March 31, 2010	14,938,019	17,426,577

Year	Repayments
$
2010	13,914,089
2011	128,384
2012	126,816
2013	38,393
2014	39,927
Thereafter	690,410
Total	14,938,019

(1) Loans totaling $12,883,348, relating to amounts used to finance construction of the Company’s manufacturing facility. The Company intends to refinance such loans on a long-term basis upon completion of the facility. Negotiations are underway with several banking institutions interested in granting a long-term mortgage facility.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 3, 2003, the Company entered into a loan with ScanE in the amount of up to $911,810. The loan bears interest at 4%. As of March 31, 2010, this loan carried a principal balance of CHF969,470 ($910,953).  In connection with entry into this loan, the Company agreed to escrow 10,000,000 shares of its common stock issued to certain of its stockholders to secure repayment.  See Note 12 herein.  Although this loan matured on March 31, 2010, the Company is in current discussions with ScanE to extend the maturity date until March 31, 2012.

On January 21, 2004, ScanE granted the Company a credit facility of CHF1.0 million to finance the construction of its new manufacturing facility. Release of the proceeds from this credit facility was contingent upon satisfaction of certain conditions, which were achieved as of November 13, 2007. As of January 8, 2008, the Company had utilized the full amount of this loan, which has a fixed annual interest rate of 4%. The loan has a duration of  20 years and is secured by a mortgage certificate of CHF1.0 million on the   manufacturing facility. The loan is paid in 20-equal annual installments of CHF73,581, which amount includes principal and interest. As of March 31, 2010, the principal balance on this loan was $908,087, thereof $66,947 is reflected as short-term loan and $841,140 as long-term loan, respectively.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 27, 2008, the Company signed a six month credit facility for CHF5.0 million with ScanE to finance improvements on the manufacturing facility. The loan is secured by a fourth ranked mortgage on the facility.  On July 1, 2009, the Company entered into an amendment to the credit facility pursuant to which ScanE agreed to extend the maturity date to November 7, 2009 and to reduce the  interest rate from 4% to 3% per annum, commencing May 7, 2009. The Company is in negotiations with ScanE to further extend the maturity date of this loan to July 2010. As of March 31, 2010, the full amount of the loan had been used to finance ongoing construction at the facility. The principle balance on this loan as of March 31, 2010 was $4,698,200. As a result of the interest rate reduction, the Company evaluated the remaining cash flows of this facility under FASB ASC 470-50-40, Debt — Modifications and Extinguishments —Derecognition, to determine if the facility had been substantially modified as defined by the guidance. Our analysis indicated that the fair value of the new loan facility was not materially different from the principal amount of the previous loan facility. As a result, the Company did not record any income or loss from this modification of the loan agreement.

SES Switzerland entered into a Construction Credit Agreement with BCGE, dated December 20, 2006, in the amount of CHF4.8 million, to finance construction of the manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million. Pursuant to the amended agreement, the full amount of the loan must be drawn down by the date construction is completed on the manufacturing facility (expected to occur in Summer 2010), but in any event, no later than December 31, 2008. Because construction is still ongoing, the Company is in negotiations with BCGE to postpone repayment of this loan until July 2010, at which time the Company anticipates that it will be in a position to refinance and consolidate this and its other construction-related credit agreements into a single long-term loan.  As of March 31, 2010, the Company had used CHF8,639,693 ($8,118,201) of the loan. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9.0 million on the manufacturing facility.

On July 22, 2009, the Company entered into a loan agreement with BCGE for CHF29,430 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF871, which amount includes principal and interest of 4.54%. The first installment was paid in August 2009, and as of March 31, 2010, the principal balance had been reduced to approximately $21,852, thereof $9,031 is reflected as short term loan.

On August 13, 2009, the Company entered into a loan agreement with BCGE for CHF245,557 to finance the certification of its SwissTile® product. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF7,188, which amount includes principal and interest of 3.8%. The first installment was paid in September 2009, and as of March 31, 2010, the principal balance had been reduced to approximately $188,086, thereof $75,306 is reflected as short term loan.

On September 15, 2009, the Company entered into a separate loan agreement with BCGE for CHF86,200 to finance certain production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF2,520 (approximately $2,428), which amount includes principal and interest of 3.72%. The first installment was paid in October 2009, and as of March 31, 2010, the principal balance had been reduced to approximately $68,173, thereof $26,360 is reflected as short term loan.

On September 18, 2009, the Company entered into a construction credit facility with BCGE for up to CHF3.0 million to finance the construction of a new solar power plant, which will be sold to a third party upon completion.  In relation with this project, the Company has received advance payments used to fully reimburse the existing loan on March 9, 2010.

On October 7, 2009, the Company entered into a loan agreement with BCGE for CHF29,947 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF885, which amount includes principal and interest of 4.48%. The first installment was paid in November 2009, and as of March 31, 2010, the principal balance had been reduced to approximately $24,467, thereof $9,091 is reflected as short term loan.

8. Work in Progress/Billings in Excess of Cost and Estimated Earnings

Work in Progress/Billings in Excess of Cost and Estimated Earnings	March 31, 2010	December 31, 2009
	$	$
Work in progress	10,184	3,131,865
Prepayments from customers	(1,327,466)	(571,466)
	(1,317,282)	2,560,399

9. Commitments and Contingencies

Operating Leases - lease expenses for the three months ended March 31, 2010 and 2009 were $24,774 and $46,297, respectively.

The following table presents future minimum lease commitments (concerning the lease of vehicles) under operating leases at March 31, 2010 :

Operating Leases
2010	32,584
2011	43,802
2012	25,755
Total	102,141

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is CHF54,084 per year. The lease term ended on February 28, 2010 and was automatically renewed at the same conditions for another 12 months.

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

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following are the lease commitments:

Use of Land
$
2010	51,159
2011	68,211
2012	68,211
2013	68,211
2014	68,211
Thereafter	3,512,890
Total	3,836,893

SES Switzerland has no non-cancellable operating leases.

Employment Agreements—As at quarter end, SES Switzerland and SES Prod employed 3 employees and 2 executive officers. The terms of employment are supplemented by Swiss Commercial Law, which requires in case of termination of the contract, a minimum of one month’s notice the first year, 2 months’ paid notice the second year and 3 months’ paid notice of termination thereafter. Ms. Crisafulli and Mr. Erné have written employment agreements.

Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($18,472) (using exchange rate set forth in Note 4 to the Consolidated Financial Statements hereto). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the remainder of the term. One of Flannel Management sarl’s consultants is Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Financial Officer of SES USA and SES Switzerland.

Litigation—The Company is from time to time subject to routine litigation incidental to its business. There are no such litigation currently pending.

Capital Commitments - At March 31, 2010, the Company has an outstanding purchase order of EUR448,600 ($603,606) for the future construction of a new machine to be used in the new plant for solar module production. The Company has made an advance payment of EUR269,160 ($362,163) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

10. Business Segments

As of March 31, 2010, all of the Company’s operations were conducted through its wholly owned subsidiaries, SES Switzerland and SES Prod, and were limited to the assembly and installation of PV panels in Switzerland.

11. Discontinued Operations

In 2010, there was no income or expense from discontinued operations (same thing in 2009).

12. Stockholders' Equity

Common Stock— The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and 72,984,168 shares outstanding.

Treasury Stock - The Company purchased shares of its common stock, par value $0.001, in the open market. As of March 31, 2010, the Company repurchased 97,000 shares in the amount of $23,235.

On November 22, 2006, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.90 per share (the “Warrant Shares”). The warrants expire four (4) years after the date of issuance.

During the quarter ended March 31, 2010, no warrants were exercised.

SES SOLAR INC. AND SUBSIDIARIES
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Subsequent Events

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

To implement our business plan, we will need to complete the design of the solar modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our plan is to complete the manufacturing facility and commence full scale production and sale of our new products between the second and the third quarters of 2010. Once our manufacturing capabilities are fully operational, we will have available a product line consisting of our SunTechTile® and SwissTile® solar tiles and, in the future, PV solar modules

Historically, we have relied upon third-party vendors to supply us with component parts, such as PV cells, in order to manufacture and produce our products. While we await completion of our facility and work to bring our fully automated production lines into operation, we have reconfigured our production capabilities to manufacture our solar products on a manual and semi-manual production basis and in partnership with subcontractors.

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

During the three month period ended March 31, 2010, we incurred capital expenditures of $348,245 to construct our new manufacturing facility. We also continued sales of our custom solar panels and solar tiles to customers during the three month period ended March 31, 2010, generating revenue of $0 and a net loss of $457,670.

 Based on current and planned custom installation projects that will be completed during fiscal year 2010, we believe that our cash flows used in operating activities for the remainder of fiscal year 2010 will be greater than our cash flows used in operating activities during 2009. In light of these operating activities, we believe that our operating expenses in fiscal year 2010 will be approximately $2 million, which we anticipate financing through revenue generated from operating income and with available cash and credit facilities. Management anticipates total capital expenditures of approximately $20 million for the new manufacturing facility, of which we have already financed $18.3 million, and $2 million for the assembly lines and related machinery, of which we have already financed $362,163. Depending on our production requirements, we may also require up to an additional $11 million during the next 12 months to finance the purchase of raw materials to be used in the production of 2MW of solar tiles. We anticipate financing the remaining capital expenditures on the manufacturing facility and assembly lines using available cash, loans and lines of credit, as well as a planned debt consolidation and refinancing of the construction loans owed on the facility. We will also require additional financing in order to purchase raw materials and expand our operations once our manufacturing facility is fully operational. We do not presently have any definitive agreements in place to secure any such financings or debt consolidation.

We expect to continue to experience losses from operations until we can generate significant revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long-term in order to continue as a going concern. See “Liquidity and Capital Resources.”

Selected Financial Data

Balance Sheets	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
	in $
Total current assets	1,280,455	4,309,110
Total long-term assets	18,936,965	19,091,047
Total current liabilities	17,620,046	20,369,171
Total long-term liabilities	1,023,930	1,080,966
Total liabilities and stockholders' equity	20,217,420	23,400,157

Statement of Operations (unaudited)

	For the three months ended March 31,
	2010	2009
	in $
Revenues	0	1,022,416
Total cost of goods sold (exclusive of depreciation, shown separately below)	0	(706,912)
Personnel	(144,759)	(154,644)
Rent and lease expenses	(24,774)	(46,297)
Research and development	(61,776)	(61,039)
Depreciation and amortization	(11,680)	(23,690)
General and administrative expenses	(57,572)	(155,144)
Interest expense	(12,162)	(8,636)
Other gain	1,056	0
Foreign exchange loss	(146,003)	(492,431)
Loss before taxes from continuing operations	(457,670)	(626,377)
Income Taxes	(0)	(0)
Net Loss from continuing operations	(457,670)	(626,377)
Income from discontinued operations before taxes	0	0
Income Taxes	0	0
Net Income (Loss) from discontinued operations	0	0
Net Loss	(457,670)	(626,377)
Other comprehensive income: translation adjustment	81,094	219,302
Comprehensive loss	(376,576)	(407,075)

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Net Loss

Our net loss for the three months ended March 31, 2010 was $457,670 compared to a net loss of $626,377 for the three months ended March 31, 2009. The decrease in net loss for the three months ended March 31, 2010 compared to 2009 is due largely to a reduction by $346,428 in foreign exchange loss due to a decrease in the exchange rate of the US dollar against the Swiss franc and reduction of the operating expenses of $140,253, partially offset by a reduction in general and administrative expenses of $97,572.

Revenue and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore when projects are completed. During the three months ended March 31, 2010, no projects were completed compared to $1,022,416 for the three months ended March 31, 2009; and, therefore, no cost of goods sold were recorded for the three months ended March 31, 2010 compared to cost of goods sold of $706,912 for the three months ended March 31, 2009.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $300,561 compared to $440,814 for three months ended March 31, 2009, which represents a 32% decrease. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our operating expenses. We expect that as we continue to implement our business plan these expenses will increase accordingly.

The majority of the decrease resulted from reduced general and administrative expenses (decrease of $97,572, of which $86,222 correspond to decrease of legal fees due to renegotiation), rent and lease expenses (decrease of $21,523) and depreciation and amortization expenses (decrease of $12,010).

Other Income (Expense)

Interest expense increased to $12,162 for the three months ended March 31, 2010 compared to $8,636 for the three months ended March 31, 2009. For the three months ended March 31, 2010, we have incurred interest expense of $3,100 in connection with financing of the production equipment.

Foreign exchange loss for the three months ended March 31, 2010 was $146,003 compared to $492,431 for the three months ended March 31, 2009. We conduct our business and incur substantially all of our costs in Swiss francs (CHF). The reduction in foreign exchange loss is due primarily to the decrease in the exchange rate of the US dollar, which is the company’s reporting currency, against the Swiss franc. See Note 4 to the accompanying financial statements.

Net Income (Loss) from Discontinued Operations, net of tax

There were no expenses for the presented period.

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including research and development, personnel, consulting, accounting, and legal costs.

 As of March 31, 2010, we had negative working capital of $16,339,591 compared with negative working capital of $16,060,061 as of December 31, 2009, and our cash and cash equivalents increased to $562,785 as of March 31, 2010 compared to $311,372 as of December 31, 2009. This increase in negative working capital is the result of advance financing for work in progress together with continuing financing of our new manufacturing facility. We believe that our negative working capital situation is temporary, as we expect in the near term to restructure our construction financing arrangements into longer term loans with more favorable terms.

As of March 31, 2010, we had accounts payable of $2,378,491 compared to $3,452,094 as of December 31, 2009. This large decrease is primarily the result of amounts owed to creditors for construction costs related to our manufacturing facility ($1,736,426) and our work in progress ($70,334).

As March 31, 2010, we had short-term debt in the amount of $13,914,089 compared to $16,345,611 as of December 31, 2009 The decrease relates mainly to the reimbursement in March 9, 2010 of a loan amounting to $2,292,707 received from BCGE on September 18, 2009.

We currently have several loans outstanding with the Geneva (Switzerland) State Department of Energy (“ScanE”) and with Banque Cantonale de Genève (“BCGE”) :

ScanE Loans

On November 3, 2003, the Company entered into a loan with ScanE in the amount of up to $911,810. The loan bears interest at 4%. As of March 31, 2010, this loan carried a principal balance of CHF969,470 ($910,953). In connection with entry into this loan, the Company agreed to escrow 10,000,000 shares of its common stock issued to certain of its stockholders to secure repayment. See Note 12 herein. Although this loan matured on March 31, 2010, the Company is in current discussions with ScanE to extend the maturity date until March 31, 2012.

On January 21, 2004, ScanE granted us a credit facility of CHF1.0 million to finance the construction of our new manufacturing facility. Release of the proceeds from this credit facility was contingent upon satisfaction of certain conditions, which were achieved as of November 13, 2007. As of January 8, 2008, we had utilized the full amount of this loan, which has a fixed annual interest rate of 4%. The loan has a duration of 20 years and is secured by a mortgage certificate of CHF1.0 million on the manufacturing facility. The loan is paid in 20-equal annual installments of CHF73,581, which amount includes principal and interest. As of March 31, 2010, the principal balance on this loan was $908,087, thereof $66,947 is reflected as short-term loan and $841,140 as long-term loan, respectively.

On October 27, 2008, we signed a six month credit facility for CHF5.0 million with ScanE to finance improvements on the manufacturing facility. The loan is secured by a fourth ranked mortgage on the facility.  On July 1, 2009, we entered into an amendment to the credit facility pursuant to which ScanE agreed to extend the maturity date to November 7, 2009 and to reduce the  interest rate from 4% to 3% per annum, commencing May 7, 2009.  We are currently in negotiations with ScanE to further extend the maturity date of this loan until July 2010. As of March 31, 2010, the full amount of the loan had been used to finance ongoing construction at the facility. The principle balance on this loan as of March 31, 2010 was $4,698,200.

BCGE Loans

Our wholly owned subsidiary, SES Switzerland, entered into a Construction Credit Agreement with BCGE, dated December 20, 2006, in the amount of CHF4.8 million to finance construction of the manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million. Pursuant to the amended agreement, the full amount of the loan must be drawn down by the date construction is completed on the manufacturing facility, but in any event, no later than December 31, 2008. Because construction is still ongoing, we are in negotiations with BCGE to postpone repayment of this loan until July 2010, at which time we anticipate being able to refinance and consolidate this and our other construction-related credit agreements into a single long-term loan. As of March 31, 2010, the Company had used CHF8,639,693 ($8,118,201) of the loan. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9.0 million on the manufacturing facility.

On July 22, 2009, we entered into a loan agreement with BCGE for CHF29,430 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF871, which amount includes principal and interest of 4.54%. The first installment was paid in August 2009, and as of March 31, 2010, the principal balance had been reduced to approximately $21,852, thereof $9,031 is reflected as short term loan.

On August 13, 2009, we entered into a loan agreement with BCGE for CHF245,557 to finance the certification of our SwissTile® product. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF7,188, which amount includes principal and interest of 3.8%. The first installment was paid in September 2009, and as of March 31, 2010, the principal balance had been reduced to approximately $188,086, thereof $75,306 is reflected as short term loan.

On September 15, 2009, we entered into a separate loan agreement with BCGE for CHF86,200 to finance certain production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF2,520, which amount includes principal and interest of 3.72%. The first installment was paid in October 2009, and as of March 31, 2010, the principal balance had been reduced to approximately $68,173, thereof $26,360 is reflected as short term loan.

On September 18, 2009, the Company entered into a construction credit facility with BCGE for up to CHF3.0 million to finance the construction of a new solar power plant, which will be sold to a third party upon completion.  In relation with this project, the Company has received advance payments used to fully reimburse the existing loan on March 9, 2010.

On October 7, 2009, we entered into a loan agreement with BCGE for CHF29,947 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF885, which amount includes principal and interest of 4.48%. The first installment was paid in November 2009, and as of March 31, 2010, the principal balance had been reduced to approximately $24,467, thereof $9,091 is reflected as short term loan.

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

We are in ongoing negotiations with lenders to refinance all of our existing construction credit facilities relating to our manufacturing facility, with the objective being to consolidate all such credit facilities under a single loan guaranteed by a mortgage on the building. As part of these negotiations, we must demonstrate that the rental income from a portion of the facility will be adequate to secure interests on this single consolidated loan. Based on current market rates, we must rent 50% of the facility to secure the refinancing. We are currently in negotiations with several interested third parties to rent part of the facility, and therefore we believe we will be able to refinance our existing credit facilities under a single consolidated loan within the next six months.

 If we are unable to secure additional financing and successfully implement our planned debt consolidation and refinancing of our existing construction loans, management does not believe that our cash and cash equivalents, cash provided by operating activities, and the cash available from existing loans and lines of credit will be sufficient to meet our working capital requirements for the next twelve months, and we will not be able to continue as a going concern. Due to our current financial situation and history of losses, there is substantial doubt about our ability to continue as a going concern, as discussed in Note 2 to our financial statements for the quarter ended March 31, 2010. If our future revenues do not increase significantly to a level sufficient to cover our net losses, we will continue to need to raise additional funds to expand our operations. In addition, we may need to raise funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. We may not be able to find financing on acceptable terms or at all.

 Operating Activities

Net cash provided by operating activities was $2,550,194 for the three months ended March 31, 2010 compared to $836,879 of net cash used in operating activities for the three months ended March 31, 2009. Work in progress/billings in excess of cost and estimated earnings increased to $1,317,282 (credit balance) due to ongoing projects compared to $39,372 (credit balance) during the same period in 2009.

There was no cash used in or provided by discontinued operating activities for the quarter ended March 31, 2010 and 2009
.
Investing Activities

Net cash used in investing activities was $348,245 during the three months ended March 31, 2010 compared to $1,227,464 during the three months ended March 31, 2009. The decrease in investing activities is mostly due to reduced investments for the construction of the manufacturing plant.

Management anticipates total capital expenditures of approximately $20 million for the new manufacturing facility of which we have already financed $18.3 million and $2 million for the assembly lines and related machinery, of which we have already financed $362,163. In addition, and depending on our production requirements, we may require during the next 12 months up to an additional $11 million to finance the purchase of raw materials to be used in the production of 2 MWs of solar tiles.

Financing Activities

Net cash used in financing activities was negative $2,073,847 for the three months ended March 31, 2010 compared to $1,275,783 net cash provided by financing activities for the three months ended March 31, 2009.  The decrease in financing activities is due to bank loans received from BCGE to build the new facility and to finance the construction of a new solar power plant for $258,700. During three months ended March 31, 2010, the Company used $95,971 of such financing. In addition, we also used $39,211 to pay down certain loans relating to equipment production and certification and reimburse a loan amounting to $2,292,707 received from BCGE on September 18, 2009.

There was no cash used in or provided by discontinued financing activities for the quarter ended March 31, 2010 and 2009.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

At March 31, 2010, we had an outstanding purchase order of EUR448,600 ($603,606) for the future construction of a new machine to be used in the new plant for solar module production. We made an advance payment of EUR269,160 for the purchase of this machine. The balance due will be paid upon delivery of the machine.

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

 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury Stock - A summary of the Company’s purchases of shares of its common stock for the three months ended March 31, 2010 is as follows:

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

Dated: May 17, 2010		SES SOLAR INC. (Registrant)

Dated: May 17, 2010	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting
officer)