Form 10-Q
period 2010-06-30
SES SOLAR INC.
filed 2010-08-12
CIK 1078858

Form 10-Q

SES SOLAR INC. - SESI

Filed: August 11, 2010 (period: June 30, 2010)

Quarterly report which provides a continuing view of a company's financial position

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares outstanding of each of the issuer's classes of stock as of August 11 2010 is 72,984,168 shares of common stock, par value $.001 per share.

TABLE OF CONTENTS

PART I   –   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in $, except per share amounts)
	June 30, 2010 (unaudited)	December 31st 2009
ASSETS (in $)
Current Assets:
Cash and cash equivalents	310,292	311,372
Receivables, net of allowance for doubtful accounts of $ 0 at June 30, 2010 and December 31, 2009.	31,522	12,205
Due from related party	88,124	92,112
Inventory	437,760	457,570
Work in progress	0	3,131,865
Other current assets	137,505	303,986
Total current assets	1,005,203	4,309,110

Long-Term Assets:
Advance payments for machinery	328,588	385,795
Advance payments for certification	113,432	113,432
Total other long-term assets	442,020	499,227
Property, Plant and Equipment, at cost,	618,200	646,177
Building construction	18,302,817	18,429,669
Less accumulated depreciation and amortization	(485,413)	(484,026)
Total fixed assets	18,435,604	18,591,820
Total long-term assets	18,877,624	19,091,047

Total Assets	19,882,827	23,400,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loan	1,012,178	3,234,172
Construction loan	12,731,799	13,111,439
Accounts payable	2,510,336	3,452,094
Billings in excess of cost and estimated earnings	821,646	571,466
Total current liabilities	17,075,959	20,369,171
Long-Term Liabilities:
Loan payable	149,216	218,559
Construction loan	825,069	862,407
Total long-term liabilities	974,285	1,080,966
Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 73,081,168 shares issued and 72,984,168 outstanding (73,081,168 shares issued and 72,984,168 outstanding as of December 31, 2009)	73,081	73,081
Additional paid in Capital	8,050,093	8,050,093
Accumulated other comprehensive loss
Translation Adjustment	(567,374)	(689,618)
Year end Accumulated Deficit	(5,699,660)	(5,459,979)
Less: Cost of common stock in treasury, 97,000 shares	(23,557)	(23,557)
Total stockholders’ equity	1,832,583	1,950,020

Total Liabilities and Stockholders’ Equity	19,882,827	23,400,157

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
Revenue:
Revenue	1,376,752	238,854	1,376,752	1,261,270
Cost of goods sold (exclusive of depreciation shown separately below)	(712,846)	(158,263)	(712,846)	(865,175)
Costs and Expenses:
Personnel	135,538	154,223	280,297	308,867
Rent and Leases Expenses	51,534	27,063	76,308	73,360
Research & Development	57,843	63,438	119,619	124,477
Other General & Administrative Expenses	91,429	150,966	149,001	306,110
Depreciation and amortization	10,743	21,678	22,423	45,368
Total costs and expenses	347,087	417,368	647,648	858,182
Other Income and Expense:
Interest expense	(12,976)	(8,962)	(25,138)	(17,598)
Other gain	23,616	0	24,672	0

Foreign exchange gain/(loss)	(109,470)	329,352	(255,473)	(163,079)
Total other income and expenses (Loss)	(98,830)	320,390	(255,939)	(180,677)

Income (loss) before taxes	217,989	(16,387)	(239,681)	(642,764)
Income taxes	0	0	0	0
Net income (loss)	217,989	(16,387)	(239,681)	(642,764)
Other Comprehensive income (loss):
Translation adjustment	41,150	(158,449)	122,244	60,853
Comprehensive income (loss)	259,139	(174,836)	(117,437)	(581,911)
Basic and diluted weighted average shares	72,984,168	73,007,279	72,984,168	73,044,224
Basic and diluted net income (loss) per share	0.003	(0.0002)	(0.003)	(0.009)

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	(239,681)	(642,764)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	22,423	45,368
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables, including Due from Related Party	(19,916)	(111,643)
Inventory	0	1,137,658
Other current assets	153,871	202,565
Increase (decrease) in:
Accounts payable and accrued expenses	167,195	(34,895)
Work in progress/billings in excess of cost and estimated earnings	2,234,231	(1,156,723)
Net cash used in (provided by) operating activities	2,318,123	(560,434)

Cash Flows from Investing Activities:
Property, plants and equipment	(387,803)	(2,014,310)
Advance payments for machinery/certification	0	(12,557)
Net cash used in investing activities	(387,803)	(2,026,867)
Cash Flows from Financing Activities:
Treasury shares	0	(21,304)
Proceed from loans	0	2,115,908
Repayment of loans	(2,149,545)	0
Net cash provided by (used in) financing activities	(2,149,545)	2,094,604

Increase (decrease) in cash and cash equivalents	(219,225)	(492,697)
Effect of exchange rate changes on cash	218,145	123,166
Cash and cash equivalents, beginning of the period	311,372	765,694
Cash and cash equivalents, end of the period	310,292	396,163
Supplemental cash flow information
Cash paid for interest	25,138	17,598
Supplemental disclosure of non-cash operating and investing activities
Non cash transaction, Property, plants and equipment in account payable	1,960,180	850,978

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

2. Plan of Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $239,681, generated a positive cash flow from operations of $2,318,123, and had a working capital deficiency of $16,070,756 as of June 30, 2010. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has financed the construction of its manufacturing facility with construction loans (Note 7). The Company intends to convert these construction loans into a long term mortgage immediately after completion of the facility. Since the manufacturing facility has not been completed as of June 30, 2010, no construction loans have been converted into mortgages.

The Company's ability to continue its operations and market and sell its products and services will depend on its ability to convert the construction loans into mortgages and to obtain additional financing. If the Company is unable to obtain such financing, the Company may not be able to continue its business. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms that are uncertain, especially in light of current capital market conditions. Under these circumstances, if the Company is unable to obtain additional capital or is required to raise it on undesirable terms, its financial condition could be adversely impacted

The Company’s cash and cash equivalents are $310,292 for the quarter ended June 30, 2010.  Based on the Company’s business plan it needs additional funding from external sources of approximately $5 million to fund anticipated operating expenses and the completion of the manufacturing facility.

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

The Company has a significant amount of debt, and several loans that it has entered into have either matured or will soon be maturing. As of June 30, 2010, the Company had short-term loans totaling $13.7 million, of which $12.7 had been used to finance construction of the new manufacturing facility. If the Company is unable to successfully negotiate extensions of the maturity dates of these loans or if it is unable to repay them, then the parties with whom it has entered into these loans may declare the Company in default and opt to exercise certain security interests that the Company has granted them. Certain of these loans are secured by junior mortgages on the manufacturing facility or by shares of common stock that the Company has agreed to hold in escrow.

One such loan with State Department of Energy Geneva (Switzerland) (“ScanE”), dated November 3, 2003, in the original amount of $911,810 matured on March 31, 2010.  Another loan with ScanE, dated July 1, 2009, in the amount of CHF5 million matured on July 7, 2010.  A CHF8.5 million construction credit loan that the Company entered into with Banque Cantonale de Genève (“BCGE”), dated December 20, 2006, matures upon the completion of the manufacturing facility, but no later than December 31, 2008, and as a result, this loan has also matured. In the past, the Company has successfully negotiated with its existing lenders for the extension of additional credit to finance ongoing construction at its manufacturing facility as well as for extensions of the maturity dates of the construction related loans with them.  To this end, the Company is regularly negotiating with ScanE to extend the maturity dates of the loans until the manufacturing facility is completed and the construction loans have been refinanced and consolidated. The Company is also negotiating with BCGE to postpone repayment of the loan dated December 20, 2006 until such time as the manufacturing facility is completed and the construction loans have been refinanced and consolidated.

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

The exchange rates used for translating the financial statements are listed below:

Average Rates	2010	2009
	CHF	CHF
	$1.08108	1.12770

	2010	2009
Balance Sheet period-end rates	CHF	CHF
	$1.08496	1.03799

Cash Equivalents —The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

  Receivables and Credit Policies — The Company’s accounts receivables primarily consists of trade receivables. Management reviews accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its current customer base. Receivables consist of revenues billed to customers upon achievement of contractual obligations. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2010 is adequate.

Product Inventory —Product inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is accounted for at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Property and Equipment —Property and equipment is stated at cost. Depreciation is computed using straight-line method over estimated useful lives of 3 to 20 years. Expenditures for maintenance and repairs, which do not materially extend the useful lives of property and equipment, are charged to operations as incurred. When property or equipment is retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is recognized.

Long-Lived Assets —The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360, "Property, Plant and Equipment" (prior authoritative literature: SFAS No.144,“Accounting for the Impairment or Disposal of Long-lived Assets”). The statement requires the Company to evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, impairment may exist. To determine the amount of impairment, the Company compares the fair value of the asset to its carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss equal to the difference is recognized.

Warranties —Since the Company’s commencement it has had no warranty claims. The Company’s production was low and components were purchased for photovoltaic installations, all of which have their own warranties. Since the Company has not yet started producing its own photovoltaic cells and warranty claims can be thus exercised against its suppliers, the Company does not believe that discussion of warranties is a critical accounting policy currently, but this may become so in the future.

Earnings (Loss) per Share - Earnings (Loss) per share is presented in accordance with the provisions of FASB ASC 260 (prior authoritative literature: SFAS No. 128, “Earnings Per Share”). Basic and diluted loss per share for the six months ended June 30, 2010 does not include the effects of warrants and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of warrants for periods in which the exercise price of the warrants is lower than the Company’s average share price for the period.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Basic Weighted average shares outstanding	72,984,168	73,044,224
Diluted weighted average shares outstanding	72,984,168	73,044,224

Note : The Company issued warrants to purchase 1,500,000 shares potentially issuable upon exercise until November 22, 2010 at an exercise price of $0.90 per share.  See Note 12 herein.  As of the June 30, 2010 balance sheet date, the warrants were not yet exercised. Despite the Company’s net income for the three months ended June 30, 2010, the calculation of earnings per share excludes the effect of common stock equivalents due to the issuance of the warrants because the Company’s average share price for the period was lower than the exercise price of the warrants.

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

For the six months ended June 30, 2010 and 2009, the Company had no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at quarter end are expected to be collected subsequent to June 30, 2010.

Research and Development Costs —Research and development costs are expensed as incurred. Research and development costs are not disclosed separately in the Notes to the Financial Statements, but are disclosed separately in the Income Statement.

Income Taxes —The Company follows FASB ASC 740, “Income Taxes” (prior authoritative literature: SFAS No. 109,“Accounting for Income Taxes”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company’s tax basis for assets and liabilities is identical for the financial statements and tax reporting. Accordingly, the only deferred tax position is the benefit with respect to the net operating loss. The Company records a valuation allowance to reduce the deferred tax asset to the amount that is estimated to be more likely than not to be realized.

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

Capitalization of Interest - The Company capitalizes interest on projects that qualify for interest capitalization under FASB ASC 835-20 (prior authoritative literature: SFAS No. 34, "Capitalization of Interest Costs")  as amended. Capitalized interest is included within construction in progress. For the period ended June 30, 2010 and 2009, the Company capitalized $255,368 and $265,215 of interest, respectively.

Fair Value of Financial Instruments —The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company  for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. The fair value approximates carrying value of the long-term debt.

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

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Inventory

Inventory is summarized as follows:

	June 30, 2010	December 31, 2009
	$	$
Raw Materials and Others	242,444	253,416
Finished Goods	195,316	204,154
Total Inventory	437,760	457,570

6. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	June 30, 2010	December 31, 2009
	$	$
Machinery and equipment	519,075	542,565
Office furniture and equipment	84,945	88,789
Vehicles	14,180	14,823
Equipment	618,200	646,177
Building construction	18,302,817	18,429,669
Property and equipment	18,921,017	19,075,846
Less accumulated depreciation and amortization	(485,413)	(484,026)
Property, Plant and Equipment, net	18,435,604	18,591,820

The company has defined the following useful lives for fixed assets: Machinery and equipment: 8 years, Office furniture and equipment: 3 (IT equipment) to 5 years (office furniture), Vehicles: 4 years.

7. Borrowings Under Revolving Credit Facility, Short and Long-Term Loans

Short-Term Loans	June 30, 2010	December 31, 2009
	$	$
State Department of Energy Geneva (Switzerland) (1)	65,669	68,640
Banque Cantonale de Genève (1)	8,057,680	8,225,799
Banque Cantonale de Genève	118,627	131,581
Banque Cantonale de Genève	0	2,168,604
State Department of Energy Geneva (Switzerland) (1)	4,608,450	4,817,000
State Department of Energy Geneva (Switzerland)	893,551	933,987
	13,743,977	16,345,611

Long-Term Loans	June 30, 2010	December 31, 2009
	$	$
Banque Cantonale de Genève	149,216	218,559
State Department of Energy Geneva (Switzerland) (1)	825,069	862,407
	974,285	1,080,966
Total loans	14,718,262	17,426,577

Year	Repayments
$
2010	13,743,977
2011	95,850
2012	124,394
2013	37,659
2014	39,165
Thereafter	677,217
Total	14,718,262

(1) Loans totaling $13,556,868, relating to amounts used to finance construction of the Company’s manufacturing facility. The Company intends to refinance such loans on a long-term basis upon completion of the facility. Negotiations are underway with several banking institutions interested in granting a long-term mortgage facility.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 3, 2003, the Company entered into a loan with ScanE in the amount of up to $911,810. The loan bears interest at 4%. As of June 30, 2010, this loan carried a principal balance of CHF969,470 ($893,551).  In connection with entry into this loan, the Company agreed to escrow 10,000,000 shares of its common stock issued to certain of its stockholders to secure repayment.  See Note 12 herein.  Although this loan matured on March 31, 2010, the Company is in current discussions with ScanE to extend the maturity date until March 31, 2012.

On January 21, 2004, ScanE granted the Company a credit facility of CHF1.0 million to finance the construction of its new manufacturing facility. Release of the proceeds from this credit facility was contingent upon satisfaction of certain conditions, which were achieved as of November 13, 2007. As of January 8, 2008, the Company had utilized the full amount of this loan, which has a fixed annual interest rate of 4%. The loan has a duration of  20 years and is secured by a mortgage certificate of CHF1.0 million on the   manufacturing facility. The loan is paid in 20-equal annual installments of CHF73,581, which amount includes principal and interest. As of June 30, 2010, the principal balance on this loan was $890,738, thereof $65’669 is reflected as short-term loan and $825,069 as long-term loan, respectively.

On October 27, 2008, the Company signed a six month credit facility for CHF5.0 million with ScanE to finance improvements on the manufacturing facility. The loan is secured by a fourth ranked mortgage on the facility.  On July 1, 2009, the Company entered into an amendment to the credit facility pursuant to which ScanE agreed to extend the maturity date to November 7, 2009 and to reduce the  interest rate from 4% to 3% per annum, commencing May 7, 2009. On May 10, 2010, the Company entered into an amendment to the credit facility pursuant to which ScanE agreed to extend the maturity date to July 7, 2010. The Company is regularly negotiating with ScanE to extend the maturity dates of the loans until the manufacturing facility is completed and the construction loans have been refinanced and consolidated. As of June 30, 2010, the full amount of the loan had been used to finance ongoing construction at the facility. The principle balance on this loan as of June 30, 2010 was $4,608,450. As a result of the interest rate reduction, the Company evaluated the remaining cash flows of this facility under FASB ASC 470-50-40, Debt — Modifications and Extinguishments — De-recognition ,   to determine if the facility had been substantially modified as defined by the guidance. Our analysis indicated that the fair value of the new loan facility was not materially different from the principal amount of the previous loan facility. As a result, the   Company did not record any income or loss from this modification of the loan agreement.

SES Switzerland entered into a Construction Credit Agreement with BCGE, dated December 20, 2006, in the amount of CHF4.8 million, to finance construction of the manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million. Pursuant to the amended agreement, the full amount of the loan must be drawn down by the date construction is completed on the manufacturing facility (expected to occur in Summer 2010), but in any event, no later than December 31, 2008. Because construction is still ongoing, the Company is in negotiations with BCGE to postpone repayment of this loan until August 2010, at which time the Company anticipates that it will be in a position to refinance and consolidate this and its other construction-related credit agreements into a single long-term loan.  As of June 30, 2010, the Company had used CHF8,742,289 ($8,057,680) of the loan. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9.0 million on the manufacturing facility.

On July 22, 2009, the Company entered into a loan agreement with BCGE for CHF29,430 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF871, which amount includes principal and interest of 4.54%. The first installment was paid in August 2009, and as of June 30, 2010, the principal balance had been reduced to approximately $19,257, thereof $8,957 is reflected as short term loan.

On August 13, 2009, the Company entered into a loan agreement with BCGE for CHF245,557 to finance the certification of its SwissTile® product. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF7,188, which amount includes principal and interest of 3.8%. The first installment was paid in September 2009, and as of June 30, 2010, the principal balance had been reduced to approximately $166,285, thereof $74,560 is reflected as short term loan.

On September 15, 2009, the Company entered into a separate loan agreement with BCGE for CHF86,200 to finance certain production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF2,520, which amount includes principal and interest of 3.72%. The first installment was paid in October 2009, and as of June 30, 2010, the principal balance had been reduced to approximately $60,495, thereof $26,094 is reflected as short term loan.

On October 7, 2009, the Company entered into a loan agreement with BCGE for CHF29,947 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF885, which amount includes principal and interest of 4.48%. The first installment was paid in November 2009, and as of June 30, 2010, the principal balance had been reduced to approximately $21,807, thereof $9,016 is reflected as short term loan.

8. Work in Progress/Billings in Excess of Cost and Estimated Earnings

Work in Progress/Billings in Excess of Cost and Estimated Earnings	June 30, 2010	December 31, 2009
	$	$
Work in progress	0	3,131,865
Prepayments from customers	(821,646)	(571,466)
	(821,646)	2,560,399

9. Commitments and Contingencies

Operating Leases - lease expenses for the six months ended June 30, 2010 and 2009 were $47,541 and $73,360, respectively.

The following table presents future minimum lease commitments (concerning the lease of vehicles) under operating leases at June 30, 2010 :

Operating Leases
2010	21,253
2011	42,807
2012	25,169
Total	89,229

In addition to the amounts disclosed above, SES Switzerland has an operating lease for its office located at 129 Route de Saint-Julien, Plan-les-Ouates, Switzerland (a suburb of Geneva). The rent is CHF54,084 per year. The lease will terminate on August 31, 2010.

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

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following are the lease commitments:

Use of Land
$
2010	33,330
2011	66,661
2012	66,661
2013	66,661
2014	66,661
Thereafter	3,433,019
Total	3,732,993

SES Switzerland has no non-cancellable operating leases.

Employment Agreements —As at quarter end, SES Switzerland and SES Prod employed 3 employees and 2 executive officers. The terms of employment are supplemented by Swiss Commercial Law, which requires in case of termination of the contract, a minimum of one month’s notice the first year, 2 months’ paid notice the second year and 3 months’ paid notice of termination thereafter. Ms. Crisafulli and Mr. Erné have written employment agreements.

Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($18,500) (using exchange rate set forth in Note 4 to the Consolidated Financial Statements hereto). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the remainder of the term. One of Flannel Management sarl’s consultants is Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Financial Officer of SES USA and SES Switzerland.

Litigation —The Company is from time to time subject to routine litigation incidental to its business. There are no such litigation currently pending.

Capital Commitments - At June 30, 2010, the Company has an outstanding purchase order of EUR448,600 ($547,648) for the future construction of a new machine to be used in the new plant for solar module production. The Company has made an advance payment of EUR269,160 ($328,588) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

10. Business Segments

As of June 30, 2010, all of the Company’s operations were conducted through its wholly owned subsidiaries, SES Switzerland and SES Prod, and were limited to the assembly and installation of PV panels in Switzerland.

11.   Discontinued Operations

In 2010, there was no income or expense from discontinued operations (same thing in 2009).

12.   Stockholders' Equity

Common Stock — The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and 72,984,168 shares outstanding.

Treasury Stock - The Company purchased shares of its common stock, par value $0.001, in the open market. As of June 30, 2010, the Company held 97,000 shares in the amount of $23,557.

On November 22, 2006, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.90 per share (the “Warrant Shares”). The warrants expire four (4) years after the date of issuance.

During the quarter ended June 30, 2010, no warrants were exercised.

In connection with the closing of the share exchange agreement with SES Switzerland and the stockholders thereof whereby the Company agreed to acquire SES Switzerland, the Company entered into, among other agreements, the Long Term Escrow Agreement, dated September 1, 2006, with Christiane Erné, Jean-Christophe Hadorn (our former CEO and director), and Claudia Rey. Pursuant to the terms of the Long Term Escrow Agreement, the Company agreed to escrow 10,000,000 shares of common stock issued to Ms. Erné (9,000,000 shares), Mr. Hadorn (500,000 shares) and Ms. Rey (500,000 shares) in order to secure partial repayment of its loan dated November 3, 2003 with ScanE, which shares remain in escrow under the Long Term Escrow Agreement, and which are included in earnings per share.

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

To implement our business plan, we will need to complete the design of the solar modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our initial plan to complete the manufacturing facility and commence full scale production and sale of our new products between the second and the third quarters of 2010 is delayed of a few months due to additional testing of the production process. Once our manufacturing capabilities are fully operational, we will have available a product line consisting of our SunTechTile® and SwissTile®   solar tiles and, in the future, PV solar modules

Historically, we have relied upon third-party vendors to supply us with component parts, such as PV cells, in order to manufacture and produce our products. While we await completion of our facility and work to bring our fully automated production lines into operation, we have reconfigured our production capabilities to manufacture our solar products on a manual and semi-manual production basis and in partnership with subcontractors.

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

During the three month period ended June 30, 2010, we incurred capital expenditures of $576,493 to construct our new manufacturing facility. We also continued sales of our custom solar panels and solar tiles to customers during the six month period ended June, 2010, generating revenue of $1,376,752 and a net loss of $239,681.

Based on current and planned custom installation projects that will be completed during fiscal year 2010, we believe that our cash flows used in operating activities for the remainder of fiscal year 2010 will be greater than our cash flows used in operating activities during 2009. In light of these operating activities, we believe that our operating expenses in fiscal year 2010 will be approximately $2 million, which we anticipate financing through revenue generated from operating income and with available cash and credit facilities. Management anticipates total capital expenditures of approximately $20 million for the new manufacturing facility, of which we have already financed $18.3 million, and $2 million for the assembly lines and related machinery, of which we have already financed $328,588. Depending on our production requirements, we may also require up to an additional $11 million during the next 12 months to finance the purchase of raw materials to be used in the production of 2MW of solar tiles. We anticipate financing the remaining capital expenditures on the manufacturing facility and assembly lines using available cash, loans and lines of credit, as well as a planned debt consolidation and refinancing of the construction loans owed on the facility. We will also require additional financing in order to purchase raw materials and expand our operations once our manufacturing facility is fully operational. We do not presently have any definitive agreements in place to secure any such financings or debt consolidation. The Company is contemplating the possibility to sell the building which is currently under construction. If the building can be sold at its current market price the Company would be able to pay back all existing construction loans and be able to use the excess cash to finance operating activities for 2010 and further. In any case, the building would only be sold provided that the contract contains a provision for a lease necessary to be able to operate own manufacturing lines.

We expect to continue to experience losses from operations until we can generate significant revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long-term in order to continue as a going concern. See “Liquidity and Capital Resources.”

Selected Financial Data

Balance Sheets	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
	in $
Total current assets	1,005,203	4,309,110
Total long-term assets	18,877,624	19,091,047
Total current liabilities	17,075,959	20,369,171
Total long-term liabilities	974,285	1,080,966
Total liabilities and stockholders' equity	19,882,827	23,400,157

Statement of Operations (unaudited)

	For the three months ended June 30,
	2010	2009
	in $
Revenues	1,376,752	238,854
Total cost of goods sold (exclusive of depreciation, shown separately below)	(712,846)	(158,263)
Personnel	(135,538)	(154,223)
Rent and lease expenses	(51,534)	(27,063)
Research and development	(57,843)	(63,438)
Depreciation and amortization	(10,743)	(21,678)
General and administrative expenses	(91,429)	(150,966)
Interest expense	(12,976)	(8,962)
Other gain	23,616	0
Foreign exchange gain (loss)	(109,470)	329,352
Income (Loss) before taxes	217,989	(16,387)
Income Taxes	(0)	(0)
Net income (loss)	217,989	(16,387)
Other comprehensive income (loss): translation adjustment	41,150	(158,449)
Comprehensive income (loss)	259,139	(174,836)

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Net Loss

Our net income for the three months ended June 30, 2010 was $217,989 compared to a net loss of $16,387 for the three months ended June 30, 2009.The change to net income for the three months ended June 30, 2010 from a net loss for the three months ended June 30, 2009 is largely attributable to a larger margin on sold projects together with a reduction of the operating expenses of $70,281.

Revenue and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore when projects are completed. During the three months ended June 30, 2010, we completed three projects and generated total revenue of $1,376,752 compared to $238,854 for the three months ended June 30, 2009. Cost of goods sold for the three months ended June 30, 2010 was $712,846 compared to cost of goods sold of $158,263 for the three months ended June 30, 2009.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were $347,087 compared to $417,368 for three months ended June 30, 2009, which represents a 17% decrease. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our operating expenses. We expect that as we continue to implement our business plan these expenses will increase accordingly.

The majority of the decrease resulted from reduced general and administrative expenses (decrease of $59,537), personnel expenses (decrease of $18,685) and depreciation and amortization expenses (decrease of $10,935).

Other Income (Expense)

Interest expense increased to $12,976 for the three months ended June 30, 2010 compared to $8,962 for the three months ended June 30, 2009. For the three months ended June 30, 2010, we have incurred interest expense of $2,754 in connection with financing of the production equipment.

Foreign exchange loss for the three months ended June 30, 2010 was $109,470 compared to a foreign exchange profit of $329,352 for the three months ended June 30, 2009. We conduct our business and incur substantially all of our costs in Swiss francs (CHF). The unfavorable result of foreign exchange is due primarily to the decrease of the Swiss Franc against US dollar which is the company’s reporting currency. See Note 4 to the accompanying financial statements.

Statement of Operations (unaudited)	For the Six Months Ended June 30,
	2010	2009
	in $
Total revenues	1,376,752	1,261,270
Total cost of goods sold (exclusive of depreciation shown separately below)	(712,846)	(865,175)
Personnel	(280,297)	(308,867)
Rent and lease expenses	(76,308)	(73,360)
Research and development	(119,619)	(124,477)
Depreciation and amortization	(22,426)	(45,368)
General and administrative expenses	(149,001)	(306,110)
Interest expense	(25,138)	(17,598)
Other gain	24,672	0
Foreign exchange gain (loss)	(255,473)	(163,079)
Loss before taxes	(255,939)	(180,677)
Taxes	0	0
Net income (loss)	(239,681)	(642,764)
Other comprehensive income: translation adjustment	122,244	60,853
Comprehensive income (loss)	(117,437)	(581,911)

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Net Loss

Our net loss for the six months ended June 30, 2010 was $239,681 compared to a net loss of $642,764 for the six months ended June 30, 2009. The decrease in net loss for the six months ended June, 2010 compared to 2009 is largely attributable to a larger margin on sold projects together with a reduction of the operating expenses of $210,534.

Revenues and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore when projects are completed. During the six months ended June 30, 2010, we completed three projects and generated total revenue of $1,376,752 compared to $1,261,270 for the six months ended June 30, 2009.

Cost of goods sold for the six months ended June 30, 2010 was $712,846 compared to cost of goods sold of $865,175 for the six months ended June 30, 2009.  The decrease in cost of good sold for the six months ended June 30, 2010 is entirely attributable to the projects completed during the period.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 were $647,651 compared to $858,182 for the six months ended June 30, 2009, which represents a 25% decrease. Personnel, rent, research and development, general and administrative expenses, and depreciation and amortization expenses constitute the components of our operating expenses.

The majority of the decrease resulted from reduced general and administrative expenses (decrease of $157,109), personnel costs to develop the activities of our new subsidiary (decrease of $28,570) and an decrease of $22,942 in depreciation and amortization expense.

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense increased to $25,138 for the six months ended June 30, 2010 compared to $17,598 for the six months ended June 30, 2009. For the six months ended June 30, 2010, we have incurred interest expense of $5,784 in connection with financing of the production equipment.

Foreign exchange loss for the six months ended June 30, 2010 was $255,473 compared to a foreign exchange loss of $163,079 for the six months ended June 30, 2009. Our wholly owned subsidiaries conduct substantially all of their business and incur substantially all of their costs in Swiss francs.  The unfavorable result of foreign exchange is due primarily to the decrease of the Swiss Franc against US dollar which is the company’s reporting currency,. See Note 4 to the accompanying financial statements.

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including research and development, personnel, consulting, accounting, and legal costs.

As of June 30, 2010, we had negative working capital of $16,070,756 compared with negative working capital of $16,060,061 as of December 31, 2009, and our cash and cash equivalents decreased to $310,292 as of June 30, 2010 compared to $311,372 as of December 31, 2009. This increase in negative working capital is the result of advance financing for work in progress together with continuing financing of our new manufacturing facility. We believe that our negative working capital situation is temporary, as we expect in the near term to restructure our construction financing arrangements into longer term loans with more favorable terms.

As of June 30, 2010, we had accounts payable of $2,510,336 compared to $3,452,094 as of December 31, 2009. This balance is primarily composed of creditors for construction costs related to our manufacturing facility ($1,794,837) and our work in progress ($94,911).

As June 30, 2010, we had short-term debt in the amount of $13,743,977 compared to $16,345,611 as of December 31, 2009 The decrease relates mainly to the reimbursement in March 9, 2010 of a loan amounting to $2,240,580 received from BCGE on September 18, 2009.

We currently have several loans outstanding with the Geneva (Switzerland) State Department of Energy (“ScanE”) and with Banque Cantonale de Genève (“BCGE”) :

ScanE Loans

On November 3, 2003, the Company entered into a loan with ScanE in the amount of up to $911,810. The loan bears interest at 4%. As of June 30, 2010, this loan carried a principal balance of CHF969,470 ($893,551).  In connection with entry into this loan, the Company agreed to escrow 10,000,000 shares of its common stock issued to certain of its stockholders to secure repayment.  See Note 12 herein.  Although this loan matured on March 31, 2010, the Company is in current discussions with ScanE to extend the maturity date until March 31, 2012.

On January 21, 2004, ScanE granted the Company a credit facility of CHF1.0 million to finance the construction of its new manufacturing facility. Release of the proceeds from this credit facility was contingent upon satisfaction of certain conditions, which were achieved as of November 13, 2007. As of January 8, 2008, the Company had utilized the full amount of this loan, which has a fixed annual interest rate of 4%. The loan has a duration of  20 years and is secured by a mortgage certificate of CHF1.0 million on the   manufacturing facility. The loan is paid in 20-equal annual installments of CHF73,581, which amount includes principal and interest. As of June 30, 2010, the principal balance on this loan was $890,738, thereof $65’669 is reflected as short-term loan and $825,069 as long-term loan, respectively.

On October 27, 2008, we signed a six month credit facility for CHF5.0 million with ScanE to finance improvements on the manufacturing facility. The loan is secured by a fourth ranked mortgage on the facility.  On July 1, 2009, we entered into an amendment to the credit facility pursuant to which ScanE agreed to extend the maturity date to November 7, 2009 and to reduce the  interest rate from 4% to 3% per annum, commencing May 7, 2009. On May 10, 2010, the Company entered into an amendment to the credit facility pursuant to which ScanE agreed to extend the maturity date to July 7, 2010. The Company is regularly negotiating with ScanE to extend the maturity dates of the loans until the manufacturing facility is completed and the construction loans have been refinanced and consolidated. As of June 30, 2010, the full amount of the loan had been used to finance ongoing construction at the facility. The principle balance on this loan as of June 30, 2010 was $4,608,450.

BCGE Loans

Our wholly owned subsidiary, SES Switzerland, entered into a Construction Credit Agreement with BCGE, dated December 20, 2006, in the amount of CHF4.8 million to finance construction of the manufacturing facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million. Pursuant to the amended agreement, the full amount of the loan must be drawn down by the date construction is completed on the manufacturing facility, but in any event, no later than December 31, 2008. Because construction is still ongoing, we are in negotiations with BCGE to postpone repayment of this loan until August 2010, at which time we anticipate being able to refinance and consolidate this and our other construction-related credit agreements into a single long-term loan. As of June 30, 2010, the Company had used CHF8,742,289 ($8,057,680) of the loan. The loan bears interest at a rate of 3.75% and is secured by a second lien exclusive mortgage certificate of CHF9.0 million on the manufacturing facility.

On July 22, 2009, the Company entered into a loan agreement with BCGE for CHF29,430 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF871, which amount includes principal and interest of 4.54%. The first installment was paid in August 2009, and as of June 30, 2010, the principal balance had been reduced to approximately $19,257, thereof $8,957 is reflected as short term loan.

On August 13, 2009, the Company entered into a loan agreement with BCGE for CHF245,557 to finance the certification of its SwissTile® product. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF7,188, which amount includes principal and interest of 3.8%. The first installment was paid in September 2009, and as of June 30, 2010, the principal balance had been reduced to approximately $166,285, thereof $74,560 is reflected as short term loan.

On September 15, 2009, the Company entered into a separate loan agreement with BCGE for CHF86,200 to finance certain production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF2,520, which amount includes principal and interest of 3.72%. The first installment was paid in October 2009, and as of June 30, 2010, the principal balance had been reduced to approximately $60,495, thereof $26,094 is reflected as short term loan.

On September 18, 2009, the Company entered into a construction credit facility with BCGE for up to CHF3.0 million to finance the construction of a new solar power plant, which will be sold to a third party upon completion.  In relation with this project, the Company has received advance payments used to fully reimburse the existing loan on March 9, 2010.

On October 7, 2009, the Company entered into a loan agreement with BCGE for CHF29,947 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF885, which amount includes principal and interest of 4.48%. The first installment was paid in November 2009, and as of June 30, 2010, the principal balance had been reduced to approximately $21,807, thereof $9,016 is reflected as short term loan.

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

 If we are unable to secure additional financing and successfully implement our planned debt consolidation and refinancing of our existing construction loans, management does not believe that our cash and cash equivalents, cash provided by operating activities, and the cash available from existing loans and lines of credit will be sufficient to meet our working capital requirements for the next twelve months, and we will not be able to continue as a going concern. Due to our current financial situation and history of losses, there is substantial doubt about our ability to continue as a going concern, as discussed in Note 2 to our financial statements for the quarter ended June 30, 2010. If our future revenues do not increase significantly to a level sufficient to cover our net losses, we will continue to need to raise additional funds to expand our operations. In addition, we may need to raise funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. We may not be able to find financing on acceptable terms or at all. However, the Company is contemplating the possibility to sell the building which is currently under construction. If the building can be sold at its current market price the Company would be able to pay back all existing construction loans and be able to use the excess cash to finance operating activities for 2010 and further. In any case, the building would only be sold provided that the contract contains a provision for a lease necessary to be able to operate own manufacturing lines.

Operating Activities

Net cash provided by operating activities was $2,318,123 for the six months ended June 30, 2010 compared to $(560,434) of net cash used in operating activities for the six months ended June 30, 2009. Net amount between advances received from customers and work in progress for related projects increased to $(821,646)  compared to $(285,343) for the same preceding period. ..

Investing Activities

Net cash used in investing activities was $576,493 during the six months ended June 30, 2010 compared to $2,026,867 during the six months ended June 30, 2009. The decrease in investing activities is mostly due to reduced investments for the construction of the manufacturing plant.

Management anticipates total capital expenditures of approximately $20 million for the new manufacturing facility of which we have already financed $18.3 million and $2 million for the assembly lines and related machinery, of which we have already financed $328,588. In addition, and depending on our production requirements, we may require during the next 12 months up to an additional $11 million to finance the purchase of raw materials to be used in the production of 2 MWs of solar tiles.

Financing Activities

Net cash used in financing activities was $(1,960,855) for the six months ended June 30, 2010 compared to $2,094,604 net cash provided by financing activities for the six months ended June 30, 2009. The favorable financing activities were achieved by using cash generated by client’s advances and terminated projects. During six months ended June 30, 2010, the Company used $188,690 of such financing for interests on loans. In addition, we also used $67,379 to pay down certain loans relating to equipment production and certification and reimburse a loan amounting to $2,240,580 received from BCGE on September 18, 2009.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

At June 30, 2010, we had an outstanding purchase order of EUR448,600 ($547,648) for the future construction of a new machine to be used in the new plant for solar module production. We made an advance payment of EUR269,160 for the purchase of this machine. The balance due will be paid upon delivery of the machine.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   –   OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury Stock - The  Company holds 97,000 shares of its common stock. For the six months ended June 30, 2010, there were no purchases or sales of treasury shares.

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

Dated: August 11, 2010		SES SOLAR INC. (Registrant)

Dated: August 11, 2010	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting
officer)