Form 10-Q
period 2010-09-30
SES SOLAR INC.
filed 2010-11-22
CIK 1078858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ to _______

COMMISSION FILE NUMBER 000-21571

SES SOLAR INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	33-0860242
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

36, chemin du Champ-des-Filles, 1228 Plan-les-Ouates, Geneva, Switzerland
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

The number of shares outstanding of each of the issuer's classes of stock as of November 22, 2010 is 72,984,168 shares of common stock, par value $.001 per share.

TABLE OF CONTENTS

PART I   –   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in $, except per share amounts)
	September 30, 2010 (unaudited)	December 31st 2009
ASSETS (in $)
Current Assets:
Cash and cash equivalents	150,707	311,372
Receivables, net of allowance for doubtful accounts of $ 0 at September 30, 2010 and December 31, 2009.	133,844	12,205
Due from related party	97,955	92,112
Inventory	494,171	457,570
Work in progress	0	3,131,865
Other current assets	18,248,239	303,986
Total current assets	19,124,916	4,309,110

Long-Term Assets:
Advance payments for machinery	366,378	385,795
Advance payments for certification	113,432	113,432
Total other long-term assets	479,810	499,227
Property, Plant and Equipment, at cost,	687,171	646,177
Building construction	0	18,429,669
Less accumulated depreciation and amortization	(550,973)	(484,026)
Total fixed assets	136,198	18,591,820
Total long-term assets	616,008	19,091,047

Total Assets	19,740,924	23,400,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loan	154,822	3,234,172
Construction loan	9,063,010	13,111,439
Accounts payable	3,192,831	3,452,094
Billings in excess of cost and estimated earnings	0	571,466
Total current liabilities	12,410,663	20,369,171
Long-Term Liabilities:
Loan payable	132,107	218,559
Deferred gain on sales of building	4,155,418
Construction loan	0	862,407
Total long-term liabilities	4,287,525	1,080,966
Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 73,081,168 shares issued and 72,984,168 outstanding (73,081,168 shares issued and 72,984,168 outstanding as of December 31, 2009)	73,081	73,081
Additional paid in Capital	8,050,093	8,050,093
Accumulated other comprehensive loss
Translation Adjustment	(503,334)	(689,618)
Year end Accumulated Deficit	(4,553,547)	(5,459,979)
Less: Cost of common stock in treasury, 97,000 shares	(23,557)	(23,557)
Total stockholders’ equity	3,042,736	1,950,020

Total Liabilities and Stockholders’ Equity	19,740,924	23,400,157

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in $, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
Revenue:
Revenue	4,100,515	38,046	5,477,267	1,299,316
Cost of goods sold (exclusive of depreciation shown separately below)	(3,167,882)	(17,560)	(3,880,728)	(882,735)
Costs and Expenses:
Personnel	122,619	158,285	402,916	467,152
Rent and Leases Expenses	51,545	26,629	127,853	99,989
Research & Development	60,102	63,866	179,721	188,343
Other General & Administrative Expenses	100,196	157,860	249,197	463,970

Gain on sale of assets, net	0	(25,330)	0	(25,330)
Depreciation and amortization	10,812	9,998	33,235	55,366
Total costs and expenses	345,274	391,308	992,922	1,249,490
Other Income and Expense:
Interest expense	(20,885)	(9,979)	(46,023)	(27,577)
Other gain	652	0	25,324	0

Foreign exchange gain	578,987	260,002	323,514	96,923
Total other income and expenses	558,754	250,023	302,815	69,346

Income (loss) before taxes	1,146,113	(120,799)	906,432	(763,563)
Income taxes	0	0	0	0
Net income (loss)	1,146,113	(120,799)	906,432	(763,563)
Other Comprehensive income (loss):
Translation adjustment	64,040	(146,600)	186,284	(85,747)
Comprehensive income (loss)	1,210,153	(267,399)	1,092,716	(849,310)
Basic and diluted weighted average shares	72,984,168	72,984,929	72,984,168	73,024,095
Basic and diluted net income (loss) per share	0.017	(0.002)	0.015	(0.010)

See accompanying summary of accounting policies and the notes to the financial statements.

SES SOLAR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in $, except per share amounts)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	906,432	(763,563)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	33,235	55,366
Gain on sale of assets		(25,330)
Gain on sale of building		0
Changes in operating assets and liabilities:

(Increase) decrease in:
Receivables, including Due from Related Party	(110,844)	(36,652)
Inventory	(71,593)	1,161,046
Other current assets	137,973	231,157
Increase (decrease) in:
Accounts payable and accrued expenses	569,041	24,893
Work in progress/billings in excess of cost and estimated earnings	1,335,100	(1,116,186)
Net cash used in (provided by) operating activities	2,799,344	(469,269)

Cash Flows from Investing Activities:
Property, plants and equipment	6,104,418	(2,561,557)
Advance payments for machinery/certification	0	(121,283)
Net cash provided by (used in) investing activities	6,104,418	(2,682,840)
Cash Flows from Financing Activities:
Treasury shares	0	(23,444)
Proceed from loans	0	2,977,212
Repayment of loans	(8,710,150)	(7,194)
Net cash provided by (used in) financing activities	(8,710,150)	2,946,574

Increase (decrease) in cash and cash equivalents	193,612	(205,535)
Effect of exchange rate changes on cash	(354,277)	(164,132)
Cash and cash equivalents, beginning of the period	311,372	765,694
Cash and cash equivalents, end of the period	150,707	396,027
Supplemental cash flow information
Cash paid for interest	46,023	27,577
Supplemental disclosure of non-cash operating and investing activities
Non cash transaction, Property, plants and equipment in account payable	2,048,000	694,478
Non cash transactions with the sale of the building
Repayment of loans	6,912,667
Removal of carrying value of building	19,334,081
Remaining purchase price due from trustee	16,576,833

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

2. Plan of Operations

The Company has experienced losses from operations and anticipates incurring losses in the near future. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Cash flow from operations was positive for $2,799,344, working capital was $6,714,253 as of September 30, 2010 due to the favorable short term movement as a result of the sale of the Manufacturing Facility. Despite the positive quarter results, there is substantial doubt about the Company’s ability to continue as a going concern without exceptional items. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 30, 2010, the Company, indirectly through SES Switzerland, a wholly-owned subsidiary, entered into an agreement with Loc-Invest SA, an unrelated party (the “Purchaser”), to sell the Company’s manufacturing facility in Plan-les-Ouates (the “Manufacturing Facility”), which the Company began constructing in the second half of 2007 and four related mortgage notes, for an aggregate purchase price of CHF 25,000,000 ($23,489,500) (the “Purchase Price”). Certain debts relating to the property will be deducted from the Purchase Price, including CHF 140,544 ($ 149,582.40) for equipment taxes, CHF 18,016.35 ($ 19,175) for regional annuities, and CHF 7,357,187.48 ($ 7,830,328.20) for payments due on a loan from the Geneva (Switzerland) State Department of Energy.  The Company received CHF 7,357,187 ($6,912,667) of the Purchase Price on September 30, 2010, and the balance of the Purchase Price was deposited into a notary account at Banque Cantonale de Genève to be released starting from October 1, 2010.  Pursuant to the terms of the purchase and sale agreement, the notary will also keep CHF 500,000 ($512,258) on reserve for a period of six months after September 30, 2010 for the payment of any other debts in connection with the property that may arise (the”Reserves”). The Company used the portion of the Purchase Price it received on September 30 to repay certain of its existing indebtedness, and will use the balance of the Purchase Price when received to further reduce its existing indebtedness and for working capital purposes. As of the date of this report, the remaining balance of the Purchase Price, other than the deductions and the Reserves discussed above, has been released to the Company. The transaction has been approved by the Company’s board of directors.  The closing of the transaction is subject to the satisfaction of various closing conditions as set forth in the purchase and sale agreement, including the expiration of the six month holding period for the Reserves.

The Company's ability to continue its operations. market and sell its products and services will depend on its ability to use free cash generated by the sale of the Manufacturing Facility to start effectively production and sale of photovoltaic modules. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital on terms that are uncertain, especially in light of current capital market conditions. Under these circumstances, if the Company is unable to obtain additional capital or is required to raise it on undesirable terms, its financial condition could be adversely impacted

The Company’s cash and cash equivalents are $150,707 for the quarter ended September 30, 2010.  Based on the Company’s business plan it needs additional funding from external sources of approximately $4 million to fund anticipated operating expenses.

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

The Company has a significant amount of debt, and several loans that it has entered into have either matured or will soon be maturing.  The loan with State Department of Energy Geneva (Switzerland) (“ScanE”), dated November 3, 2003, in the original amount of $911,810 matured on March 31, 2010 and was reimbursed on September 30, 2010.  The loan with ScanE, dated July 1, 2009, in the amount of CHF5 million matured on July 7, 2010 and was reimbursed on September 30, 2010.  Another loan with ScanE, dated January 21, 2004 in the original amount of CHF 1.0 million was reimbursed on September 30, 2010. A CHF8.5 million construction credit loan that the Company entered into with Banque Cantonale de Genève (“BCGE”), dated December 20, 2006, matured upon the completion or the sale of the Manufacturing Facility, this loan was reimbursed on October 1, 2010.

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

The exchange rates used for translating the financial statements are listed below:

Average Rates	2010	2009
	CHF	CHF
	$1.06431	1,10498

	2010	2009
Balance Sheet period-end rates	CHF	CHF
	$0.97607	1.03799

Cash Equivalents —The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Receivables and Credit Policies — The Company’s accounts receivables primarily consists of trade receivables. Management reviews accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its current customer base. Receivables consist of revenues billed to customers upon achievement of contractual obligations. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2010 is adequate.

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

Earnings (Loss) per Share - Earnings (Loss) per share is presented in accordance with the provisions of FASB ASC 260 (prior authoritative literature: SFAS No. 128, “Earnings Per Share”). Basic and diluted loss per share for the nine months ended September 30, 2010 does not include the effects of warrants and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of warrants for periods in which the exercise price of the warrants is lower than the Company’s average share price for the period.

	Nine Months Ended September 30,
	2010	2009
Basic Weighted average shares outstanding	72,984,168	73,024,095
Diluted weighted average shares outstanding	72,984,168	73,024,095

Note : The Company issued warrants to purchase 1,500,000 shares potentially issuable upon exercise until November 22, 2010 at an exercise price of $0.90 per share.  See Note 12 herein.  As of the September 30, 2010 balance sheet date, the warrants were not yet exercised. Despite the Company’s net income for the three months ended September 30, 2010, the calculation of earnings per share excludes the effect of common stock equivalents due to the issuance of the warrants because the Company’s average share price for the period was lower than the exercise price of the warrants.

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

For the nine months ended September 30, 2010 and 2009, the Company had no billed or unbilled amount representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. Amounts outstanding as at quarter end are expected to be collected subsequent to September 30, 2010.

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

Capitalization of Interest - The Company capitalizes interest on projects that qualify for interest capitalization under FASB ASC 835-20 (prior authoritative literature: SFAS No. 34, "Capitalization of Interest Costs")  as amended. Capitalized interest is included within construction in progress. For the period ended September 30, 2010 and 2009, the Company capitalized $0 and $467,563 of interest, respectively.

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

5. Inventory

Inventory is summarized as follows:

	September 30, 2010	December 31, 2009
	$	$
Raw Materials and Others	269,493	253,416
Finished Goods	224,678	204,154
Total Inventory	494,171	457,570

6. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	September 30, 2010	December 31, 2009
	$	$
Machinery and equipment	576,986	542,565
Office furniture and equipment	94,422	88,789
Vehicles	15,763	14,823
Equipment	687,171	646,177
Building construction	0	18,429,669
Property and equipment	687,171	19,075,846
Less accumulated depreciation and amortization	(550,973)	(484,026)
Property, Plant and Equipment, net	136,198	18,591,820

The company has defined the following useful lives for fixed assets: Machinery and equipment: 8 years, Office furniture and equipment: 3 (IT equipment) to 5 years (office furniture), Vehicles: 4 years.

SES SOLAR INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Borrowings under Revolving Credit Facility, Short and Long-Term Loans

Short-Term Loans	September 30, 2010	December 31, 2009
	$	$
State Department of Energy Geneva (Switzerland)	0	68,640
Banque Cantonale de Genève (1)	9,063,010	8,225,799
Banque Cantonale de Genève	154,822	131,581
Banque Cantonale de Genève	0	2,168,604
State Department of Energy Geneva (Switzerland)	0	4,817,000
State Department of Energy Geneva (Switzerland)	0	933,987
	9,217,832	16,345,611

Long-Term Loans	September 30, 2010	December 31, 2009
	$	$
Banque Cantonale de Genève	132,107	218,559
State Department of Energy Geneva (Switzerland)	0	862,407
	132,107	1,080,966
Total loans	9,349,939	17,426,577

Year	Repayments
$
2010	9,117,514
2011	134,401
2012	98,024
Total	9,349,939

(1) The loan totaling $9,063,010, relating to amounts used to finance construction of the Company’s Manufacturing Facility was reimbursed on October 1, 2010.

On July 22, 2009, the Company entered into a loan agreement with BCGE for CHF29,430 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF871, which amount includes principal and interest of 4.54%. The first installment was paid in August 2009, and as of September 30, 2010, the principal balance had been reduced to approximately $20,594, thereof $11,702 is reflected as short term loan.

On August 13, 2009, the Company entered into a loan agreement with BCGE for CHF245,557 to finance the certification of its SwissTile® product. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF7,188, which amount includes principal and interest of 3.8%. The first installment was paid in September 2009, and as of September 30, 2010, the principal balance had been reduced to approximately $178,046 thereof $97,295 is reflected as short term loan.

On September 15, 2009, the Company entered into a separate loan agreement with BCGE for CHF86,200 to finance certain production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF2,520, which amount includes principal and interest of 3.72%. The first installment was paid in October 2009, and as of September 30, 2010, the principal balance had been reduced to approximately $64,867, thereof $34,047 is reflected as short term loan.

On October 7, 2009, the Company entered into a loan agreement with BCGE for CHF29,947 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF885, which amount includes principal and interest of 4.48%. The first installment was paid in November 2009, and as of September 30, 2010, the principal balance had been reduced to approximately $23,421, thereof $11,778 is reflected as short term loan.

8. Work in Progress/Billings in Excess of Cost and Estimated Earnings

Work in Progress/Billings in Excess of Cost and Estimated Earnings	September 30, 2010	December 31, 2009
	$	$
Work in progress	0	3,131,865
Prepayments from customers	0	(571,466)
	0	2,560,399

9. Commitments and Contingencies

Operating Leases - lease expenses for the nine months ended September 30, 2010 and 2009 were $67,376 and $99,989, respectively.

The following table presents future minimum lease commitments (concerning the lease of vehicles) under operating leases at September 30, 2010 :

Operating Leases
2010	10,807
2011	43,482
2012	25,566
Total	79,855

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

Employment Agreements —As at quarter end, SES Switzerland and SES Prod employed 3 employees and 1 executive officers. The terms of employment are supplemented by Swiss Commercial Law, which requires in case of termination of the contract, a minimum of one month’s notice the first year, 2 months’ paid notice the second year and 3 months’ paid notice of termination thereafter.

Flannel Management sarl has a consulting agreement with SES Switzerland effective October 1, 2006. Flannel Management sarl receives a monthly consulting fee of CHF20,000 ($18,792) (using exchange rate set forth in Note 4 to the Consolidated Financial Statements hereto). The contract is for a 10-year term and if earlier terminated, the Company nevertheless pays the consulting fees for the remainder of the term. One of Flannel Management sarl’s consultants is Philippe Crisafulli, the husband of Sandrine Crisafulli, Chief Financial Officer of SES USA and SES Switzerland.

Litigation —The Company is from time to time subject to routine litigation incidental to its business. There are no such litigation currently pending.

Capital Commitments - At September 30, 2010, the Company has an outstanding purchase order of EUR448,600 ($610,631) for the future construction of a new machine to be used in the new plant for solar module production. The Company has made an advance payment of EUR269,160 ($366,378) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

10. Business Segments

As of September 30, 2010, all of the Company’s operations were conducted through its wholly owned subsidiaries, SES Switzerland and SES Prod, and were limited to the assembly and installation of PV panels in Switzerland.

11.   Discontinued Operations

In 2010, there was no income or expense from discontinued operations (same thing in 2009).

12.   Stockholders' Equity

Common Stock — The Company has 100,000,000 shares of common stock authorized, par value $0.001 per share, and 73,081,168 shares issued and 72,984,168 shares outstanding.

Treasury Stock - The Company purchased shares of its common stock, par value $0.001, in the open market. As of September 30, 2010, the Company held 97,000 shares in the amount of $23,557.

On November 22, 2006, the Company issued warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.90 per share (the “Warrant Shares”). The warrants expire four (4) years after the date of issuance.

During the quarter ended September 30, 2010, no warrants were exercised.

In connection with the closing of the share exchange agreement with SES Switzerland and the stockholders thereof whereby the Company agreed to acquire SES Switzerland, the Company entered into, among other agreements, the Long Term Escrow Agreement, dated September 1, 2006, with Christiane Erné, Jean-Christophe Hadorn (our former CEO and director), and Claudia Rey. Pursuant to the terms of the Long Term Escrow Agreement, the Company agreed to escrow 10,000,000 shares of common stock issued to Ms. Erné (9,000,000 shares), Mr. Hadorn (500,000 shares) and Ms. Rey (500,000 shares) in order to secure partial repayment of its loan dated November 3, 2003 with ScanE, which shares remain in escrow under the Long Term Escrow Agreement, and which are included in earnings per share. The Company has entirely paid its loans from the Geneva (Switzerland) State Department of Energy (“ScanE”) as of September 30, 2010, as a result this guarantee will be cancelled before year end.

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

We have developed and patented a new assembly technology for solar modules and solar tiles. Our business plan includes the completion of a new assembly line based on our proprietary technology to produce solar modules and solar tiles at a lower cost. We believe this new facility will enable us to produce solar photovoltaic (“PV”) modules that are larger than three square meters.

To implement our business plan, we will need to complete the design of the solar modules and solar tiles, manufacture and test the prototype panels, have them approved in accordance with European and other standards, manufacture them in series and sell them in major markets in Europe and eventually other countries around the world. Our initial plan to commence full scale production and sale of our new products between the second and the third quarters of 2010 is delayed of a few months due to additional testing of the production process. Once our manufacturing capabilities are fully operational, we will have available a product line consisting of our SunTechTile® and SwissTile®   solar tiles and, in the future, PV solar modules

Historically, we have relied upon third-party vendors to supply us with component parts, such as PV cells, in order to manufacture and produce our products. While we work to bring our fully automated production lines into operation, we have reconfigured our production capabilities to manufacture our solar products on a manual and semi-manual production basis and in partnership with subcontractors.

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

During the three month period ended September 30, 2010, we incurred capital expenditures of $676,003 to construct the Manufacturing Facility that was sold on September 30, 2010 as discussed above. We also continued sales of our custom solar panels and solar tiles to customers during the three month period ended September, 2010, generating revenue of $4,100,515 and a net income of $1,146,113

Based on current and planned custom installation projects that will be completed during fiscal year 2010, we believe that our cash flows used in operating activities for the remainder of fiscal year 2010 will be greater than our cash flows used in operating activities during 2009. In light of these operating activities, we believe that our operating expenses in fiscal year 2010 will be approximately $2 million, which we anticipate financing through revenue generated from operating income, available cash from proceeds of the sale of the Manufacturing Facility and credit facilities. Management anticipates $2 million for the assembly lines and related machinery, of which we have already financed $366,378. Depending on our production requirements, we may also require up to an additional $11 million during the next 12 months to finance the purchase of raw materials to be used in the production of 2MW of solar tiles. We anticipate financing the remaining capital expenditures on the assembly lines using available cash, loans and lines of credit.

We expect to continue to experience losses from operations until we can generate significant revenue from manufacturing our new products. As a result of our continuing need to expand our operations and develop and market our new products, we expect to continue to need additional capital over the long-term in order to continue as a going concern. See “Liquidity and Capital Resources.”

Selected Financial Data

Balance Sheets	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
	in $
Total current assets	19,124,916	4,309,110
Total long-term assets	616,008	19,091,047
Total current liabilities	12,410,663	20,369,171
Total long-term liabilities	4,287,525	1,080,966
Total liabilities and stockholders' equity	19,740,924	23,400,157

Statement of Operations (unaudited)

	For the three months ended September 30,
	2010	2009
	in $
Revenues	4,100,515	38,046
Total cost of goods sold (exclusive of depreciation, shown separately below)	(3,167,882)	(17,560)
Personnel	(122,619)	(158,285)
Rent and lease expenses	(51,545)	(26,629)
Research and development	(60,102)	(63,866)
Depreciation and amortization	(10,812)	(9,998)
Gain on sale of assets	0	25,330
General and administrative expenses	(100,196)	(157,860)
Interest expense	(20,885)	(9,979)
Other gain	652	0
Foreign exchange gain (loss)	578,987	260,002
Income (Loss) before taxes	1,146,113	(120,799)
Income Taxes	(0)	(0)
Net income (loss)	1,146,113	(120,799)
Other comprehensive income (loss): translation adjustment	64,040	(146,600)
Comprehensive income (loss)	1,210,253	(267,399)

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net Income

Our net income for the three months ended September 30, 2010 was $1,146113 compared to a net loss of $120,799 for the three months ended September 30, 2009. The change to net income for the three months ended September 30, 2010 from a net loss for the three months ended September 30, 2009 is mainly attributable to a reduction of the operating expenses.

The gain on the sale of the building of $4,155,419 has not been recognized but instead been deferred as the basic conditions for recognition per ASC 840-40-25 were not met.

Revenue and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore when projects are completed. During the three months ended September 30, 2010, we completed several projects and generated total revenue of $4,100,515 compared to $38,046 for the three months ended September 30, 2009. Cost of goods sold for the three months ended September 30, 2010 was $3,167,882 compared to cost of goods sold of $17,560 for the three months ended September 30, 2009.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $345,274 compared to $391,308 for three months ended September 30, 2009, which represents a 12% decrease. Personnel, rent, research and development, general and administrative, and depreciation and amortization expenses constitute the components of our operating expenses. We expect that as we continue to implement our business plan these expenses will increase accordingly.

The majority of the decrease resulted from reduced general and administrative expenses (decrease of $57,664), personnel expenses (decrease of $35,666) partly compensated by an increase of rent and lease expenses of $ 24,916 and an exceptional gain on sale of assets for $25,330 in the preceding period.

Other Income (Expense)

Interest expense increased to $20,885 for the three months ended September 30, 2010 compared to $9,979 for the three months ended September 30, 2009. For the three months ended September 30, 2010, we have incurred interest expense of $2,515 in connection with financing of the production equipment and $15,451 in connection with reimbursement of Geneva (Switzerland) State Department of Energy (“ScanE”)’s loan from November 3, 2003.

Foreign exchange profit for the three months ended September 30, 2010 was $578,987 compared to a foreign exchange profit of $260,002 for the three months ended September 30, 2009. We conduct our business and incur substantially all of our costs in Swiss francs (CHF). The favorable result of foreign exchange is due primarily to the decrease of the Swiss Franc against US dollar which is the company’s reporting currency. See Note 4 to the accompanying financial statements.

Statement of Operations (unaudited)	For the Nine Months Ended September 30,
	2010	2009
	in $
Total revenues	5,477,267	1,299,316
Total cost of goods sold (exclusive of depreciation shown separately below)	(3,880,728)	(882,735)
Personnel	(402,916)	(467,152)
Rent and lease expenses	(127,853)	(99,989)
Research and development	(179,721)	(188,343)
Depreciation and amortization	(33,235)	(55,366)
Gain on sale of assets	0	25,330
General and administrative expenses	(249,197)	(463,970)
Interest expense	(46,023)	(27,577)
Other gain	25,324	0
Foreign exchange gain (loss)	323,514	96,923
Income (loss) before taxes	906,432	(763,563)
Taxes	0	0
Net income (loss)	906,432	(763,563)
Other comprehensive income (loss): translation adjustment	186,284	(85,747)
Comprehensive income (loss)	1,092,716	(849,310)

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net Income

Our net income for the nine months ended September 30, 2010 was $906,432 compared to a net loss of $763,563 for the nine months ended September 30, 2009. Our net income for the nine months ended September, 2010 compared to 2009 is mainly attributable to a reduction of the operating expenses.

Revenues and Cost of Goods Sold

We recognize revenue on the completed-contract method, and therefore when projects are completed. During the nine months ended September 30, 2010, we completed several projects and generated total revenue of $5,477,267 compared to $1,299,316 for the nine months ended September 30, 2009.

Cost of goods sold for the nine months ended September 30, 2010 was $3,880,728 compared to cost of goods sold of $882,735 for the nine months ended September 30, 2009.  The decrease in cost of good sold for the nine months ended September 30, 2010 is entirely attributable to the projects completed during the period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $992,922 compared to $1,249,490 for the nine months ended September 30, 2009, which represents a 21% decrease. Personnel, rent, research and development, general and administrative expenses, and depreciation and amortization expenses constitute the components of our operating expenses.

The majority of the decrease resulted from reduced general and administrative expenses (decrease of $214,773), personnel costs to develop the activities of our new subsidiary (decrease of $64,236) and a decrease of $22,131 in depreciation and amortization expense.

We expect that as we continue to implement our business plan these expenses will increase accordingly.

Other Income (Expense)

Interest expense increased to $46,023 for the nine months ended September 30, 2010 compared to $27,577 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we have incurred interest expense of $8,390 in connection with financing of the production equipment and $34,556 in connection with reimbursement of  Geneva (Switzerland) State Department of Energy (“ScanE”)’s loan from November 3, 2003 .

Foreign exchange profit for the nine months ended September 30, 2010 was $323,514 compared to a foreign exchange profit of $96,923 for the nine months ended September 30, 2009. Our wholly owned subsidiaries conduct substantially all of their business and incur substantially all of their costs in Swiss francs.  The favorable result of foreign exchange is due primarily to the decrease of the Swiss Franc against US dollar which is the company’s reporting currency. See Note 4 to the accompanying financial statements.

Liquidity and Capital Resources

Our principal cash requirements are for operating expenses, including research and development, personnel, consulting, accounting, and legal costs.

As of September 30, 2010, we had positive working capital of $6,714,253 compared with negative working capital of $16,060,061 as of December 31, 2009, and our cash and cash equivalents decreased to $150,707 as of September 30, 2010 compared to $311,372 as of December 31, 2009. Positive working capital was mainly achieved through the sale of the Manufacturing Facility on September 30, 2010.

As of September 30, 2010, we had accounts payable of $3,192,831 compared to $3,452,094 as of December 31, 2009. This balance is primarily composed of creditors for construction costs related to our sold Manufacturing Facility ($2,162,650) and suppliers liabilities for $104,660 and sundry accruals for the remaining balance.

As September 30, 2010, we had short-term debt in the amount of $9,217,832 compared to $16,345,611 as of December 31, 2009. The decrease relates mainly to the reimbursement in March 9, 2010 of a loan amounting to $2,275,896 received from BCGE on September 18, 2009, and on September 30, 2010 of several loans amounting to $6,516,822 received from the Geneva (Switzerland) State Department of Energy (“ScanE”) on November 3, 2003, January 21, 2004 and October 27, 2008.

We currently have several loans outstanding with Banque Cantonale de Genève (“BCGE”).

BCGE Loans

Our wholly owned subsidiary, SES Switzerland, entered into a Construction Credit Agreement with BCGE, dated December 20, 2006, in the amount of CHF4.8 million to finance construction of the Manufacturing Facility. The loan was amended on November 13, 2007 and increased from CHF4.8 million to CHF8.5 million. As of September 30, 2010, the Company had used CHF8,846,104 ($9,063,010) of the loan. This loan was reimbursed on October 1, 2010.

On July 22, 2009, the Company entered into a loan agreement with BCGE for CHF29,430 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF871, which amount includes principal and interest of 4.54%. The first installment was paid in August 2009, and as of September 30, 2010, the principal balance had been reduced to approximately $20,594, thereof $11,702 is reflected as short term loan.

On August 13, 2009, the Company entered into a loan agreement with BCGE for CHF245,557 to finance the certification of its SwissTile® product. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF7,188, which amount includes principal and interest of 3.8%. The first installment was paid in September 2009, and as of September 30, 2010, the principal balance had been reduced to approximately $178,046, thereof $97,295 is reflected as short term loan.

On September 15, 2009, the Company entered into a separate loan agreement with BCGE for CHF86,200 to finance certain production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF2,520, which amount includes principal and interest of 3.72%. The first installment was paid in October 2009, and as of September 30, 2010, the principal balance had been reduced to approximately $64,867, thereof $34,047 is reflected as short term loan.

On October 7, 2009, the Company entered into a loan agreement with BCGE for CHF29,947 to finance production equipment. The loan has a duration of 36 months and is reimbursed in 36-equal monthly installments of CHF885, which amount includes principal and interest of 4.48%. The first installment was paid in November 2009, and as of June 30, 2010, the principal balance had been reduced to approximately $23,421, thereof $11,778 is reflected as short term loan.

Our ability to meet our financial commitments in the near term will be primarily dependent upon revenue from the future sale of our manufactured solar modules and from the continued sale of our solar tiles and the related engineering services required to design and install the same.

Due to our current financial situation and history of losses, there is substantial doubt about our ability to continue as a going concern, as discussed in Note 2 to our financial statements for the quarter ended Septembre 30, 2010. If our future revenues do not increase significantly to a level sufficient to cover our net losses, we will continue to need to raise additional funds to expand our operations. In addition, we may need to raise funds sooner than anticipated to respond to competitive pressures, to develop new or enhanced products or services, to fund our expansion or to make acquisitions. We may not be able to find financing on acceptable terms or at all.

Operating Activities

Net cash provided by operating activities was $2,799,344 for the nine months ended September 30, 2010 compared to $(469,269) of net cash used in operating activities for the nine months ended September 30, 2009. Net amount between advances received from customers for related projects was $0 compared to $(367,992) for the same preceding period. .

Investing Activities

Net cash provided by investing activities was $6,104,418 during the nine months ended September 30, 2010 compared to $(2,682,840) during the nine months ended September 30, 2009.

Management anticipates total capital expenditures of approximately $2 million for the assembly lines and related machinery, of which we have already financed $366,378. In addition, and depending on our production requirements, we may require during the next 12 months up to an additional $11 million to finance the purchase of raw materials to be used in the production of 2 MWs of solar tiles.

Financing Activities

Net cash used in financing activities was $(8,710,150) for the nine months ended September 30, 2010 compared to $2,946,574 net cash provided by financing activities for the nine months ended September 30, 2009. During nine months ended September 30, 2010, the Company used $289,206 of such financing for interests on loans. In addition, we also used $78,343 to pay down certain loans relating to equipment production and certification. We also reimbursed a loan amounting to $2,275,896 received from BCGE on September 18, 2009 and loans amounting to $6,912,667 received from ScanE.

Non cash transactions

The Company, through a trustee, on September 30, 2010 has paid back several loans amounting to $6.912,667 received from the Geneva (Switzerland) State Department of Energy (“ScanE”) on November 3, 2003, January 21, 2004 and October 27, 2008. The remainder of the purchase price in the amount of $16,576,833 is a receivable due from the trustee.

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

At September 30, 2010, we had an outstanding purchase order of  EUR448,600 ($610,631) for the future construction of a new machine to be used in the new plant for solar module production. We made an advance payment of  EUR269,160 ($305,315) for the purchase of this machine. The balance due will be paid upon delivery of the machine.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   –   OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury Stock - The  Company holds 97,000 shares of its common stock. For the nine months ended September 30, 2010, there were no purchases or sales of treasury shares.

ITEM 6.   EXHIBITS

Exhibits

10.1	Manufacturing Facility Purchase and Sale Agreement, dated September 30, 2010, by and between SES Société d’Energie Solaire SA and Loc-Invest SA.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2010		SES SOLAR INC. (Registrant)

Dated: November 22, 2010	By:	/s/ SANDRINE CRISAFULLI
Sandrine Crisafulli
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)